Form 10-Q
period 1998-03-31
NB CAPITAL CORP
filed 1998-05-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________


Commission file number 1-14103


                             NB CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



             Maryland                                       52-2063921
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



125 West 55th Street, New York, New York                      10019
(Address of principal executive offices)                      (Zip Code)


                                  212-632-8532
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ______ No ______


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at May 12, 1998
       Common Stock
       par value $0.01 per share             100

                             NB CAPITAL CORPORATION

                                      Index

                                                                           Page
                                                                           ----

Part I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                  Balance Sheet - March 31, 1998 and December 31,1997        1

                  Statement of income - Quarter ended March 31, 1998         2

                  Statement of stockholders' equity -
                  Quarter ended March 31, 1998                               3

                  Statement of cash flows - Quarter ended
                  March 31, 1998                                             4

                  Notes to the financial statements                          5

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

Part II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                  10

         Item 6. Exhibits and Reports on Form 8-K                           10


--------------------------------------------------------------------------------
This report contains certain forward-looking statements and information relating to NB Capital Corporation (the "Company" or "NB Capital") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of March 31, 1998, the Canadian dollar exchange rate was C$1.42 = $1.00 and certain amounts stated herein reflect such exchange rate.

                             NB CAPITAL CORPORATION
                                  BALANCE SHEET
                   as of March 31, 1998 and December 31, 1997
                                   (Unaudited)


(in US dollars)

                                                         March 31, 1998         December 31,1997
------------------------------------------------------------------------------------------------

ASSETS

Cash                                                       $ 26,328,634             $ 20,003,943
Due from an affiliated company                                6,454,890                4,504,564
Promissory notes                                            447,677,329              456,513,825
                                                           ------------             ------------
                                                           $480,460,853             $481,022,332

LIABILITIES

Due to parent company                                         $ 411,465                $ 548,297
Accounts payable                                                113,720                  257,560
Income taxes payable                                              2,000                   80,000
                                                           ------------             ------------
                                                                527,185                  885,857
                                                           ------------             ------------

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value per share;
         10,000,000 shares authorized,
         110 Senior preferred shares issued and paid                  1                        -
         300,000 Series A shares issued and paid                  3,000                    3,000

Common stock, $0.01 par value per share;
         1,000 shares authorized,
             100 shares issued and paid                               1                        1

Additional paid-in capital                                  476,760,016              476,431,381

Retained earnings                                             3,170,650                3,702,093
                                                           ------------             ------------
                                                            479,933,668              480,136,475
                                                           ------------             ------------
                                                           $480,460,853             $481,022,332
                                                           ============             ============



------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                             NB CAPITAL CORPORATION
                               STATEMENT OF INCOME
                      For the quarter ended March 31, 1998
                                   (Unaudited)

(in US dollars)
--------------------------------------------------------------------------------

REVENUE

         INTEREST INCOME
         Short-term investments                            $     89,404
         Promissory notes                                     9,472,300
         Bank interest                                          358,331
                                                           ------------
                                                              9,920,035
                                                           ------------

EXPENSES

         Servicing and advisory fees                            411,465
         Legal and other professional fees                       64,199
                                                           ------------
                                                                475,664

NET INCOME                                                    9,444,371

Preferred stock dividends                                     6,273,721

                                                           ------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS                    $  3,170,650
                                                           ------------
Weighted average number of common shares outstanding                100
                                                           ------------
Earnings per common share - basic                          $     31,707
                                                           ------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements

                             NB CAPITAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      For the quarter ended March 31, 1998
                                   (Unaudited)


(in US dollars)
---------------------------------------------------------------------------------------------------------------------

                                    Senior                                 Additional
                                  Preferred     Preferred       Common      Paid-in        Retained
                                    Stock         Stock         Stock       Capital        Earnings         Total

                             ----------------------------------------------------------------------------------------

Stockholders' equity as
of December 31, 1997                    -        $3,000            $1   $476,431,381     $3,702,093     $480,136,475
                             ----------------------------------------------------------------------------------------

Issuance of
senior preferred stock                  1             -             -        329,999              -          330,000

Net income                              -             -             -              -      9,444,371        9,444,371

Dividends
on senior preferred stock
and preferred stock                     -             -             -              -     (6,273,721)      (6,273,721)

Dividends
on common stock                         -             -             -              -     (3,702,093)      (3,702,093)

Other issuance costs                    -             -             -         (1,364)             -           (1,364)

                             ----------------------------------------------------------------------------------------
                                        1             -             -        328,635       (531,443)        (202,807)
                             ----------------------------------------------------------------------------------------

Stockholders' equity as of
March 31, 1998                         $1        $3,000            $1   $476,760,016     $3,170,650     $479,933,668
                             ----------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
See accompanying notes to financial statements

                             NB CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                      For the quarter ended March 31, 1998
                                   (Unaudited)

(in US dollars)
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                        $9,444,371
Items not affecting cash resources
         Due from an affiliated company                           (1,950,326)
         Due to parent company                                      (136,832)
         Accounts payable                                           (143,840)
         Income taxes payable                                        (78,000)
                                                                 -----------
                                                                   7,135,373
                                                                 -----------

FINANCING ACTIVITIES
Issue of senior preferred stock                                      330,000
Other issuance costs                                                  (1,364)
Dividends                                                         (9,975,814)
                                                                 -----------
                                                                  (9,647,178)
                                                                 -----------

INVESTING ACTIVITIES
Repayments of promissory notes                                     8,836,496
                                                                 -----------

INCREASE IN CASH                                                   6,324,691
Cash position, beginning of quarter                               20,003,943
                                                                 -----------
Cash position, end of quarter                                    $26,328,634
                                                                 ===========


--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      For the quarter ended March 31, 1998
                                (in U.S. dollars)

1)       Incorporation and nature of operations

         NB Capital Corporation (the "Company") was incorporated in the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $ 300 million of preferred stock and simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $ 183 million. The Company used the aggregate net of proceeds of $ 477 million to acquire promissory notes of NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

2)       Significant accounting policies

         Financial statements

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

         Income taxes

         The Company upon filing its initial tax return will elect to be taxable as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, and accordingly will generally not be liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

         Per share data

         Basic earnings per share with respect to the Company for the quarter ended March 31, 1998 are computed based upon the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company has no outstanding securities which are dilutive under this pronouncement.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3)       Promissory notes

         On September 3, 1997, the Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

         The promissory notes consist of 16 notes with maturities ranging from January 2000 to July 2001, at rates ranging from 6.90% to 9.77%, with an average rate of approximately 8.40% per annum.

         These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

         Promissory notes as of December 31, 1997                   456,513,825
         Principal repayments                                         8,836,496
         -----------------------------------------------------------------------
         Promissory notes as of March 31, 1998                      447,677,329
         =======================================================================

         The scheduled principal repayments are as follows :

                  1998                                               33,969,637
                  1999                                               91,270,253
                  2000                                              180,642,934
                  2001                                              141,794,505


4)       Transactions with an affiliated company

         During the quarter, the Company earned interest from NB Finance, Ltd. in the amount of $ 9,472,300 (see Note 3).

         The amount of $ 6,454,890 due from an affiliated company as of March 31, 1998 represents interest and principal repayments due on the promissory notes.

5)       Transactions with the parent company

         In September 1997, the Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

         Advisory agreement

         In exchange for a fee equal to $ 25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the quarter, fees of $ 6,250 were charged to the Company.

5)       Transactions with the parent company (continued)

         Servicing agreement

         National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

         The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month period, the average outstanding balance of the collateralized mortgage loans amounts to $ 563,654,506. During the quarter, fees of $ 405,215 were charged to the Company.

         Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the quarter, no fee was charged to the Company.

6)       Stockholders' equity

         Common stock

         The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock.

         Preferred stock

         The Company is authorized to issue up to 10,000,000 shares of $ 0.01 par value preferred stock as follows :

         300,000 shares classified as 8.35% Noncumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $ 1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States of America and in Canada, on or after September 3, 2002.

         1,000 shares classified as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Noncumulative Exchangeable Preferred Stock, with a liquidation value of $ 3,000 per share, redeemable at the Company's option at any time and retractable at the holder's option on December 30, 2007 and every ten-year anniversary thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS

The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property as well as other qualifying real estate investment trust ("REIT") assets ("Mortgage Assets"). The Company will elect to be taxable as a REIT under the Internal Revenue Code of 1986 and, accordingly, will generally not be liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income, subject to certain adjustments, to its stockholders.

Results of operations:

The Company commenced its operations on August 20, 1997 and, accordingly, only certain comparative information is available.

For the three month period ended March 31, 1998, the Company reported net income of $9,444,371. Revenues, which are comprised entirely of interest income, were $9,920,035 and expenses were $475,664. Since the Company will elect to be taxable as a REIT, no income tax was recorded during the period.

Ninety-five percent of revenues were derived from promissory notes (the "Initial Mortgage Assets") issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Initial Mortgage Assets issued by NB Finance are collateralized by mortgage loans which are secured by residential first mortgages and insured by Canada Mortgage and Housing Corporation (the "Initial Mortgage Loans"). The balance of revenues result from interest on bank deposits and short-term investments (i.e., US Treasury bills).

Expenses for the period totalled $475,664 of which $411,465 represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement, dated September 3, 1997, between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement, dated September 3, 1998, between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Initial Mortgage Assets issued by NB Finance and the Initial Mortgage Loans. Other fees include payment to the transfer agent and external accounting fees.

On March 18, 1998, the Board of Directors of the Company declared dividends of, in the aggregate, $6,273,721 on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and a dividend of $3,702,093 on Common Stock. Such dividends were paid on March 30, 1998.

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of March 31, 1998, $448 million of Initial Mortgage Assets issued by NB Finance were over-collaterized by the C$778 million ($548 million) of Initial Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Initial Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Initial Mortgage Assets issued by NB

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and therefore it is not expected to acquire any capital assets in the foreseeable future.

As at March 31, 1998, the Company had cash resources of $26,328,634 which represent 5.5% of total assets compared to $20,003,943 or 4.2% of total assets as at December 31, 1997. The increase in liquidity is attributable to cash received in repayment of promissory notes. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 10% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

The Company's principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay franchise fees and expenses of advisors, if any, to the Company.

The Company does not have any indebtedness (current or long-term), other material capital expenditures, balloon payment or other payments due on other long-term obligations. No negative covenants have been imposed on the Company.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 27, 1998, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (the "SDAT") pursuant to which the Company set the preferences and other terms and qualifications of the Senior Preferred Shares. On January 29, 1998, 110 Senior Preferred Shares were offered and sold to (a) accredited investors (as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act")) in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act relating to transactions not involving a public offering and (b) certain directors and officers of the Company or its affiliates resident in Canada or otherwise subject to the securities laws of a province of Canada. The Senior Preferred Shares were sold for $3,000 per share or $330,000 in the aggregate. The offering of the Senior Preferred Shares was not underwritten. The proceeds were added to the working capital of the Company. Neither the Articles Supplementary described above nor the issuance of the Senior Preferred Shares modify the rights of holders of any other class of securities of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           Exhibit No.               Description

           3.1.1                     Articles Supplementary, filed with the
                                     SDAT on January 27, 1998*
           3.1.2                     Articles Supplementary, filed with the
                                     SDAT on April 15, 1998**
           11                        Computation of Earnings Per Share
           27                        Financial Data Schedule
           -----------------

           * Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-4/F-9 of National Bank of Canada, NB Capital Corporation and NB Finance, Ltd. filed with the Securities and Exchange Commission (the "Commission") on February 17, 1998.

           ** Previously filed as an exhibit to the Form 8A of National Bank of Canada, NB Capital Corporation and NB Finance, Ltd. filed with the Commission on May 11, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

--------------------------------------------------------------------------------
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NB CAPITAL CORPORATION

         Date May 15, 1998                         /s/ Tom Doss
              ------------                      ------------------
                                                      Tom Doss
                                        Chief Financial Officer and Treasurer
--------------------------------------------------------------------------------