Form 10-Q
period 1998-06-30
NB CAPITAL CORP
filed 1998-08-14
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,1998
      OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes __ No __

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at August 5, 1998
         Common Stock
         par value $0.01 per Share          100

                             NB CAPITAL CORPORATION

                                      Index

                                                                                                     Page
                                                                                                     ----

Part I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance Sheet - June 30, 1998 and December 31, 1997                                1

                     Statement of Income - Three-month period ended June 30, 1998
                             and Six-month period ended June 30, 1998                                   2

                     Statement of Stockholders' Equity - Six-month period ended June 30, 1998           3

                     Statement of Cash Flows - Six-month period ended June 30, 1998                     4

                     Notes to the financial statements                                                  5

         Item 2.     Management's Discussion and Analysis of Financial Conditions
                     and Results of Operations                                                          9

Part II.  OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                                                  11



This report contains certain forward-looking statements and information relating to NB Capital Corporation (the "Company" or "NB Capital") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of June 30, 1998, the Canadian dollar exchange rate was C$1.4678 = $1.00 and certain amounts stated herein reflect such exchange rate.

                             NB CAPITAL CORPORATION

                                  BALANCE SHEET
                    as of June 30, 1998 and December 31, 1997
                                   (Unaudited)

(in US dollars)                                                June 30, 1998    December 31, 1997
---------------                                                -------------    -----------------

Assets
Cash                                                            $ 17,705,573       $ 20,003,943
Securities                                                        19,925,333               --
Due from an affiliated company                                     9,769,075          4,504,564
Promissory notes                                                 431,488,358        456,513,825
Accrued interest on securities                                        69,074               --
                                                                ------------       ------------
                                                                $478,957,413       $481,022,332
                                                                ============       ============

Liabilities
Due to parent company                                           $    399,702       $    548,297
Accounts payable                                                         999            257,560
Income taxes payable                                                    --               80,000
                                                                ------------       ------------
                                                                     400,701            885,857
                                                                ------------       ------------

Stockholders' equity
Preferred stock, $0.01 par value per share;
      10,000,000 shares authorized,
               110 Senior preferred shares issued and paid                 1           --
           300,000 Series A shares issued and paid                     3,000          3,000

Common stock, $0.01 par value per share;
               1,000 shares authorized,
                 100 shares issued and paid                                1              1

Additional paid-in capital                                       476,533,784    476,431,381

Retained earnings                                                  2,019,926      3,702,093
                                                                ------------   ------------
                                                                 478,556,712    480,136,475
                                                                ------------   ------------
                                                                $478,957,413   $481,022,332
                                                                ============   ============




See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                               STATEMENT OF INCOME
          For the three-month and six-month period ended June 30, 1998
                                   (Unaudited)



(in US dollars)                                      Three-month period     Six-month period
                                                     ended June 30, 1998   ended June 30, 1998
                                                     -------------------   -------------------

Revenue
      Interest income
      Securities                                          $     69,074       $    158,478
      Promissory notes                                       9,193,356         18,665,657
      Bank interest                                            493,117            851,448
                                                          ------------       ------------
                                                             9,755,547         19,675,583
                                                          ------------       ------------

Expenses
      Servicing and advisory fees                              399,702            811,167
      Legal and other professional fees                        238,240            302,439
                                                          ------------       ------------
                                                               637,942          1,113,606
                                                          ------------       ------------
Income before income taxes                                   9,117,605         18,561,977
Income taxes (recovery)                                         (2,000)            (2,000)
                                                          ------------       ------------
NET INCOME                                                   9,119,605         18,563,977

Preferred stock dividends                                    6,270,330         12,544,051
                                                          ------------       ------------

Income available to common stockholders                   $  2,849,275       $  6,019,926
                                                          ------------       ------------

Weighted average number of common shares outstanding               100                100
                                                          ------------       ------------

Earnings per common share - basic                         $     28,493       $     60,199
                                                          ------------       ------------




See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  For the six-month period ended June 30, 1998
                                   (Unaudited)

(in US dollars)

                                   Senior          Series A                         Additional
                                  Preferred        Preferred         Common          Paid-in          Retained
                                    Stock            Stock            Stock          Capital          Earnings          Total
                                    -----            -----            -----          -------          --------          -----
Stockholders' equity as
of December 31, 1997          $        --      $       3,000    $           1    $ 476,431,381     $   3,702,093     $ 480,136,475

Issuance of
senior preferred stock                    1             --               --            329,999              --             330,000
Net income                             --               --               --               --          18,563,977        18,563,977
Dividends on
senior preferred stock and
series A preferred stock               --               --               --               --         (12,544,051)      (12,544,051)
Dividends on
common stock                           --               --               --               --          (7,702,093)       (7,702,093)
Other issuance costs                   --               --               --           (227,596)             --            (227,596)
                              -------------    -------------    -------------    -------------     -------------     -------------
Stockholders' equity as                   1            3,000                1      476,533,784         2,019,926       478,556,712
of June 30, 1998




See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS
                  For the six-month period ended June 30, 1998
                                   (Unaudited)

(in US dollars)


OPERATING ACTIVITIES
Net income                                                           $ 18,563,977
Items not affecting cash resources
    Due from an affiliated company                                     (5,264,511)
    Due to parent company                                                (148,595)
    Accounts payable                                                     (256,561)
    Income taxes payable                                                  (80,000)
    Accrued interest receivable on securities                             (69,074)
                                                                     ------------
                                                                       12,745,236

FINANCING ACTIVITIES
Issue of senior preferred stock                                           330,000
Other issuance costs                                                     (227,596)
Dividends                                                             (20,246,144)
                                                                     ------------
                                                                      (20,143,740)

INVESTING ACTIVITIES
Repayments of promissory notes                                         25,025,467
Securities                                                            (19,925,333)
                                                                        5,100,134

INCREASE IN CASH                                                       (2,298,370)
Cash position, at beginning of the year                                20,003,943
                                                                     ------------
Cash position, at end of the six month period ended June 30, 1998      17,705,573
                                                                     ============




See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

(in U.S. dollars)


1)       Incorporation and nature of operations

         NB Capital Corporation (the "Company") was incorporated in the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300 million of preferred stock and simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $183 million. The Company used the aggregate net of proceeds of $477 million to acquire promissory notes of NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

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

         Per share data

         Basic earnings per share with respect to the Company for the six-month period ended June 30, 1998 are computed based upon the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company has no outstanding securities which are dilutive under this pronouncement.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

(in U.S. dollars)

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

         The promissory notes consist of 16 notes with maturities ranging from August 1999 to July 2001, at rates ranging from 6.90% to 9.77%, with an average rate of approximately 8.40% per annum.

         These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

         Promissory notes as of March 31, 1997                  447,677,329
         Principal repayments                                    16,188,971
         ------------------------------------------------------------------
         Promissory notes as of June 30, 1998                   431,488,358
         ------------------------------------------------------------------

         The scheduled remaining principal repayments are as follows:

                         1998                           7,673,217
                         1999                          72,575,996
                         2000                         188,081,949
                         2001                         163,157,196

4)       Transactions with an affiliated company

         During the three-month and six-month period ended June 30, 1998, the Company earned interest from NB Finance, Ltd. in the amount of $9,193,356 and $18,665,657, respectively (see Note 3).

         The amount of $9,769,075 due from an affiliated company as of June 30, 1998 represents interest and principal repayments due on the promissory notes.

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

(in U.S. dollars)

5)       Transactions with the parent company

         In September 1997, the Company entered into agreements with National Bank of Canada in connection with the administration of the Company's operations. The agreements are as follows:

         Advisory agreement

         In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and six-month period ended June 30, 1998, fees of $6,250 and $12,500, respectively, were charged to the Company.

         Servicing agreement

         National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

         National Bank of Canada will receive a monthly fee equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month and six-month period ended June 30, 1998, the average outstanding balance of the collateralized mortgage loans were $547,293,499 and $555,474,003, respectively. During the three-month and six-month period ended June 30, 1998, fees of $393,452 and $798,667, respectively, were charged to the Company.

         Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the six-month period ended June 30, 1998, no fee was charged to the Company.

6)       Stockholders' equity

         Common stock

         The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock.

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

(in U.S. dollars)

         Preferred stock

         The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows:

         300,000 shares classified as 8.35% Noncumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States of America and in Canada, on or after September 3, 2002.

         1,000 shares classified as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Noncumulative Exchangeable Preferred Stock, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holder's option on December 30, 2007 and every ten-year anniversary thereof.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS


The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property as well as other qualifying REIT assets ("Mortgage Assets"). The Company will elect to be taxable as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, will generally not be liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income, subject to certain adjustments, to its stockholders.

Results of operations:

The Company commenced its operations on August 20, 1997 and, accordingly, only certain comparative information is available.

For the three-month and six-month period ended June 30, 1998, the Company reported net income of $9,119,605 and $18,563,977, respectively. Revenues, which were comprised entirely of interest income, were $9,755,547 and $19,675,583, respectively, and expenses were $637,942 and $1,111,606, respectively. Since the Company will elect to be taxable as a REIT, no income tax was recorded during the period. In connection with the reversal of a provision for income taxes previously reserved by the Company, a $2,000 recovery was recognized during the three-month period ended June 30, 1998.

Ninety-five percent of revenues were derived from promissory notes (the "Initial Mortgage Assets") issued by NB Finance, Ltd., an affiliated Company ("NB Finance"). The Initial Mortgage Assets issued by NB Finance are collateralized by mortgage loans which are secured by residential first mortgages and insured by Canada Mortgage and Housing Corporation (the "Initial Mortgage Loans"). The balance of the revenues result from interest on bank deposits and securities investment (i.e., US Treasury bills).

Expenses for the three-month period totalled $637,942 of which $399,702 represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement, dated September 3, 1997, between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement, dated September 3, 1997, between the Bank and the Company (the "Advisory Agreement"), whereby the Bank perform all necessary operations in connection with administering the Initial Mortgage Assets issued by NB Finance and the Initial Mortgage Loans. Other fees include payment to the transfer agent and external accounting fees.

On June 11, 1998, the Board of Directors of the Company declared dividends of, in the aggregate, $6,270,330 on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35 % Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares")) and a dividend of $4,000,000 on Common Stock. Such dividends were paid on June 30, 1998.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of June 30, 1998, US$431 million of Initial Mortgage Assets issued by NB Finance were over-collateralized by the C$750 million ($511 million) of Initial Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Initial Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Initial Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at June 30, 1998, the Company had combined cash resources and securities of $37,630,906 which represent 7.9% of total assets compared to $20,003,943 or 4.2% of total assets as at December 31, 1997. The increase in liquidity is attributable to cash received in repayment of promissory notes. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 10% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                 Exhibit No.               Description

                 11                        Computation of Earnings Per Share
                 27                        Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NB CAPITAL CORPORATION


Date August 14, 1998               /s/ Tom Doss
     ---------------               -------------------------------------
                                   Tom Doss
                                   Chief Financial Officer and Treasurer