Form 10-Q
period 1998-09-30
NB CAPITAL CORP
filed 1998-11-13
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      SEPTEMBER 30,1998 OR
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

                  Class                     Outstanding at October 29, 1998
         Common Stock
         par value $0.01 per Share          100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----

                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheet - September 30, 1998 and December 31, 1997       1

                Statement of Income - Three-month period ended September 30,
                        1998 and Nine-month period ended September 30, 1998    2

                Statement of Stockholders' Equity -
                        Nine-month period ended September 30, 1998             3

                Statement of Cash Flows -
                        Nine-month period ended September 30, 1998             4

                Notes to the financial statements                              5

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      9

Part II.  OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                              12

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of September 30, 1998, the Canadian dollar exchange rate was C$1.5312 = $1.00 and certain amounts stated herein reflect such exchange rate.

                             NB CAPITAL CORPORATION

                                  BALANCE SHEET
                 as of September 30, 1998 and December 31, 1997
                                   (Unaudited)

(in US dollars)                                                    September 30, 1998           December 31, 1997
-----------------------------------------------------------------------------------------------------------------
Assets
Cash                                                           $         36,978,817        $         20,003,943
Securities                                                               20,215,243                          --
Due from an affiliated company                                            8,963,621                   4,504,564
Promissory notes                                                        413,660,059                 456,513,825
Accrued interest on securities                                               39,693                          --
                                                               --------------------        --------------------
                                                               $        479,857,433        $        481,022,332
                                                                ===================         ===================

Liabilities
Due to parent company                                          $            322,565        $            548,297
Accounts payable                                                             24,929                     257,560
Income taxes payable                                                             --                      80,000
                                                               --------------------        --------------------
                                                                            347,494                     885,857
                                                               --------------------        --------------------

Stockholders' equity
Preferred stock, $0.01 par value per share;
      10,000,000 shares authorized,
                  110 Senior preferred shares issued and paid                     1                          --
           300,000 Series A shares issued and paid                            3,000                       3,000

Common stock, $0.01 par value per share;
               1,000 shares authorized,
                  100 shares issued and paid                                      1                           1

Additional paid-in capital                                              476,533,784                 476,431,381

Retained earnings                                                         2,973,153                   3,702,093
                                                               --------------------        --------------------
                                                                        479,509,939                 480,136,475
                                                               --------------------        --------------------
                                                               $        479,857,433        $        481,022,332
                                                                ===================         ===================



---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                               STATEMENT OF INCOME
       For the three-month and nine-month period ended September 30, 1998
                                   (Unaudited)


                                                                       Three-month                  Nine-month
                                                                       period ended                period ended
(in US dollars)                                                     September 30, 1998          September 30, 1998
------------------------------------------------------------------------------------------------------------------
Revenue
      Interest income
      Securities                                               $            260,529         $            419,007
      Promissory notes                                                    8,803,757                   27,469,414
      Bank interest                                                         499,723                    1,351,171
                                                               --------------------         --------------------
                                                                          9,564,009                   29,239,592
                                                               --------------------         --------------------

Expenses
      Servicing and advisory fees                                           178,589                      989,756
      Legal and other professional fees                                     161,863                      464,302
                                                               --------------------         --------------------
                                                                            340,452                    1,454,058
                                                               --------------------         --------------------
Income before income taxes                                                9,223,557                   27,785,534
Income taxes (recovery)                                                          --                       (2,000)
                                                               --------------------         ---------------------
NET INCOME                                                                9,223,557                   27,787,534

Preferred stock dividends                                                 6,270,330                   18,814,381
                                                               --------------------         --------------------

Income available to common stockholders                        $          2,953,227         $          8,973,153
                                                                -------------------          -------------------

Weighted average number of common shares outstanding                            100                          100
                                                               --------------------         --------------------

Earnings per common share - basic                              $             29,532         $             89,732
                                                                -------------------          -------------------



----------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
               For the nine-month period ended September 30, 1998
                                   (Unaudited)

(in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                   Senior          Series A                          Additional
                                  Preferred        Preferred           Common          Paid-in          Retained
                                    Stock            Stock              Stock          Capital          Earnings          Total
Stockholders' equity as
of December 31, 1997           $         --     $      3,000     $          1    $  476,431,381    $   3,702,093    $   480,136,475

Issuance of
senior preferred stock                    1               --               --           329,999               --            330,000
Net income                               --               --               --                --       27,787,534         27,787,534
Dividends on
senior preferred stock and
series A preferred stock                 --               --               --                --      (18,814,381)       (18,814,381)
Dividends on
common stock                             --               --               --                --       (9,702,093)        (9,702,093)
Other issuance costs                     --               --               --          (227,596)              --           (227,596)
                               ------------     ------------     ------------      ------------     ------------       ------------
Stockholders' equity as                   1            3,000                1       476,533,784        2,973,153        479,509,939
of September 30, 1998



------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS
               For the nine-month period ended September 30, 1998
                                   (Unaudited)

(in US dollars)
-------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                       $          27,787,534
Items not affecting cash resources
    Due from an affiliated company                                                          (4,459,057)
    Due to parent company                                                                     (225,732)
    Accounts payable                                                                          (232,631)
    Income taxes payable                                                                       (80,000)
    Accrued interest receivable on securities                                                  (39,693)
                                                                                 ---------------------
                                                                                            22,750,421
                                                                                 ---------------------

FINANCING ACTIVITIES
Issue of senior preferred stock                                                                330,000
Other issuance costs                                                                          (227,596)
Dividends                                                                                  (28,516,474)
                                                                                 ---------------------
                                                                                           (28,414,070)
                                                                                 ---------------------

INVESTING ACTIVITIES
Repayments of promissory notes                                                              42,853,766
                                                                                 ---------------------
Securities                                                                                 (20,215,243)
                                                                                 ---------------------
                                                                                            22,638,523

INCREASE IN CASH                                                                            16,974,874
Cash position, at beginning of the year                                                     20,003,943
                                                                                 ---------------------
Cash position, at end of the nine month period ended September 30, 1998          $          36,978,817
                                                                                 =====================



-------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)
(in U.S. dollars)

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

         Income taxes

         The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and accordingly is generally not liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

         Per share data

         Basic earnings per share with respect to the Company for the nine-month period ended September 30, 1998 are computed based upon the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company has no outstanding securities which are dilutive under this pronouncement.

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)
(in U.S. dollars)

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

         Promissory notes as of June 30, 1998                       $431,488,358
         Principal repayments                                         17,828,299
         -----------------------------------------------------------------------
         Promissory notes as of September 30, 1998                   413,660,059
         -----------------------------------------------------------------------

         The scheduled remaining principal repayments are as follows:

                        1998                          $    4,278,339
                        1999                              69,214,147
                        2000                             181,310,948
                        2001                             158,856,625

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)
(in U.S. dollars)

4)       Transactions with an affiliated company

         During the three-month and nine-month period ended September 30, 1998, the Company earned interest from NB Finance, Ltd. in the amount of $8,803,757 and $27,469,414, respectively (see Note 3).

         The amount of $8,963,621 due from an affiliated company as of September 30, 1998 represents interest and principal repayments due on the promissory notes.

5)       Transactions with the parent company

         In September 1997, the Company entered into agreements with National Bank of Canada in connection with the administration of the Company's operations. The agreements are as follows:

         Advisory agreement

         In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and nine-month period ended September 30, 1998, fees of $6,250 and $18,750, respectively, were charged to the Company.

         Servicing agreement

         National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

         National Bank of Canada will receive a monthly fee equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month and nine-month period ended September 30, 1998, the average outstanding balance of the collateralized mortgage loans were $524,297,801 and $545,081,935, respectively. During the three-month and nine-month period ended September 30, 1998, fees of $172,339 and $971,006, respectively, were charged to the Company.

                             NB CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)
(in U.S. dollars)

         Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the nine-month period ended September 30, 1998, no fee was charged to the Company.

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

         1,000 shares classified as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Noncumulative Exchangeable Preferred Stock, Series A, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holder's option on December 30, 2007 and every ten-year anniversary thereof.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property as well as other qualifying REIT assets ("Mortgage Assets"). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income, subject to certain adjustments, to its stockholders.

Results of operations:

The Company commenced its operations on August 20, 1997 and, accordingly, only certain comparative information is available.

For the three-month and nine-month period ended September 30, 1998, the Company reported net income of $9,223,557 and $27,787,534, respectively. Revenues, which were comprised entirely of interest income, were $9,564,009 and $29,239,592, respectively, and expenses were $340,452 and $1,452,058, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period. In connection with the reversal of a provision for income taxes previously reserved by the Company, a $2,000 recovery was recognized during the nine-month period ended September 30, 1998.

Ninety-four percent of revenues were derived from promissory notes (the "Initial Mortgage Assets") issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Initial Mortgage Assets issued by NB Finance are collateralized by "Initial Mortgage Loans" that consist of pools of "Mortgage Loans" that consist of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on bank deposits and securities investment (i.e., commercial paper of National Bank of Canada).

Expenses for the three-month period totaled $340,452 of which $178,589 represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement, dated September 3, 1997, between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement, dated September 3, 1997, between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Initial Mortgage Assets issued by NB Finance and the Initial Mortgage Loans. Other fees include payment to the transfer agent and external accounting fees.

On August 25, 1998, the Board of Directors of the Company declared dividends of, in the aggregate, $6,270,330 on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Noncumulative Exchangeable Preferred

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Stock, Series A (the "Series A Preferred Shares")) and a dividend of $2,000,000 on Common Stock. Such dividends were paid on September 30, 1998.

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of September 30, 1998, US$414 million of Initial Mortgage Assets issued by NB Finance were over-collateralized by the C$719 million ($469 million) of Initial Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Initial Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Initial Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at September 30, 1998, the Company had combined cash resources and securities of $57,194,060 which represent 11.9% of total assets compared to $20,003,943 or 4.2% of total assets as at December 31, 1997. The increase in liquidity is attributable to cash received in repayment of promissory notes. It is expected that the Company will invest in additional Mortgage Assets during the fourth quarter of 1998 or thereafter. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

Year 2000

The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19." Pursuant to the Advisory Agreement, the Bank administers the day-to-day activities of the Company.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Pursuant to the Servicing Agreement, the Bank services the Mortgage Assets and performs all necessary operations in connection with such servicing. The Company does not independently maintain either information technology or non-information technology systems. Accordingly, the Company does not believe that it has or will have a material Year 2000 issue.

The Bank has formulated a detailed plan to address the Year 2000 issue. The Bank expects to invest C$35 million prior to December 31, 1999 to modify its computer software and hardware in relation to the Year 2000 issue. According to such plan, "phase one" of the conversion, defined as conversion and the certification as accurate of approximately 30% of the Bank's computer software and 20% of its computer hardware, was completed by December 31, 1997. The Bank expects that "phase two" of the conversion, defined as conversion and the certification as accurate of approximately 95% of its computer software and 50% of its computer hardware, should be completed by December 31, 1998. By March 31, 1999, the Bank expects that "phase three" of the conversion, defined as conversion and certification as accurate of all of its computer software and hardware, should be complete. The plan and budget also include a "phase four" which entails monitoring the conversion through the year 2000. All conversion, certification and monitoring costs have been and will continue to be borne by the Bank.

Pursuant to an order of The Office of the Superintendent of Financial Institutions Canada, NB Finance is prohibited from engaging in any business activities other than the ownership of the Mortgage Loans and activities incidental thereto. On September 3, 1997, the Company, the Bank and NB Finance entered into the Mortgage Loan Assignment Agreement pursuant to which NB Finance assigned its entire right, title and interest in, to and under the Mortgage Loans to the Company and permits the Company to administer, perform and enforce the Mortgage Loans. Pursuant to the Servicing Agreement, the Mortgage Loans are serviced by the Bank. NB Finance does not independently maintain either information technology or non-information technology systems. Accordingly, the Company does not believe that NB Finance has or will have a material Year 2000 issue.

The Company maintains relationships with other third party service providers; however, the Company does not consider the services received therefrom to be material to its operations.

At this time, the Company believes that its most reasonably likely worst case Year 2000 scenario would be a delay by NB Finance in making payments of principal and interest to the Company when due, causing the Company to be unable to meet its short-term liquidity needs. Although the Company believes that it is unlikely that such scenario would occur, it has developed a contingency plan pursuant to which it would obtain a cash advance from NB Finance, in an amount approximating previous payments of principal and interest, in time to meet its short-term liquidity requirements. Accordingly, at this time, the Company does not believe that it would experience a material adverse effect as a result of the occurrence of the most reasonably likely worst case Year 2000 scenario.

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

                                           NB CAPITAL CORPORATION


         Date November 13, 1998            /s/ Tom Doss
              ------------------           -------------------------------
                                           Tom Doss
                                           Chief Financial Officer and Treasurer