Form 10-K
period 1998-12-31
NB CAPITAL CORP
filed 1999-03-30
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________.


                         Commission File Number: 1-14103

                             NB CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Maryland                                    52-2063921
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          125 West 55TH Street
           New York, New York                                  10019
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (212) 632-8532

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS

         8.35% Noncumulative Exchangeable Preferred Stock, Series A, par
       value $ .01 per share,traded in the form of Depositary Shares, each representing a one-fortieth interest therein

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 31, 1998, all Common Stock, par value $ .01 per share, was held by an affiliate.

         As of December 31, 1998, the number of shares of Common Stock outstanding was 100.

                           FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements and information relating to NB Capital Corporation (the "Company" or "NB Capital") that are based on the beliefs of the Company`s management as well as assumptions made by and information currently available to the Company`s management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company`s management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company`s management with respect to future events and the Company`s future performance and are subject to certain risks, uncertainties and assumptions. Should management`s current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.
The Company does not intend to update these forward-looking statements.

                                  EXCHANGE RATE

         References to $ are to United States dollars; references to C$ are to Canadian dollars. As of December 31, 1998, the Canadian dollar exchange rate was C$1.5333 = $1.00 and certain amounts stated herein reflect such exchange rate.

                                     PART I

ITEM 1: BUSINESS

General

         On August 20, 1997, NB Capital Corporation (the "Company") was incorporated under the laws of the State of Maryland for the purposes of providing U.S. investors with the opportunity to invest in Canadian residential mortgages and other real estate assets. The Company began operations on September 3, 1997 with the consummation of an offering of 300,000 shares of its 8.35% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"). The Series A Preferred Shares trade on the New York Stock Exchange in the form of Depositary Shares, each representing a one-fortieth interest in a Series A Preferred Share (the "Depositary Shares"). National Bank of Canada (the "Bank") owns all of the Company's issued and outstanding common stock, par value $.01 per share (the "Common Stock"). Accordingly, the Company is a wholly owned subsidiary of the Bank.

         The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets"), as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of eighteen "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the "Mortgage Loans." Hypothecation loans are loans secured by the pledge of mortgages as security therefor. The Mortgage Loans consist of eighteen pools of, at December 31, 1998, an aggregate 11,896 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

         The Bank administers the day-to-day operations of the Company pursuant to an Advisory Agreement, dated September 3, 1997, between the Bank and the Company (the "Advisory Agreement"). The Bank also services the Mortgage Loans pursuant to a Servicing Agreement, dated September 3, 1997, between the Bank and NB Finance (the "Servicing Agreement"). Pursuant to an Assignment Agreement, NB Finance has assigned to the Company all of its right, title and interest in the Servicing Agreement.

         In order to preserve the Company's status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), substantially all of the assets of the Company consist of the Mortgage Assets issued by NB Finance and other real estate assets that are of the type set forth in Section 856(c)(6)(B) of the Code.

         For information regarding the Company's revenue and operating profit, see the Company's financial statements, beginning on page F-1.

Automatic Exchange

         Each Series A Preferred Share will be exchanged automatically for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank (a "Bank Preferred Share") (i) immediately prior to such time, if any, at which the Bank fails to declare and pay or set aside for payment when due on any dividend on any issue of its cumulative First Preferred Shares or the Bank fails to pay or set aside for payment when due any declared dividend on any of its non-cumulative First Preferred Shares, (ii) in the event that the Bank has a Tier 1 risk-based capital ratio of less than 4.0% or a total risk-based capital ratio of less than 8.0%, (iii) in the event that the Superintendent of Financial Institutions Canada (the "Superintendent") takes control of the Bank pursuant to the Bank Act (Canada), as amended (the "Bank Act"), or proceedings are commenced for the winding-up of the Bank pursuant to the Winding-up and Restructuring Act (Canada), or (iv) in the event that the Superintendent, by order, directs the Bank to act pursuant to subsection 485(3) of the Bank Act and the Bank elects to cause the exchange (each, an "Exchange Event").

Upon an Exchange Event, the holders of the Series A Preferred Shares shall be unconditionally obligated to surrender to the Bank the certificates representing the Series A Preferred Share held by such holder, and the Bank shall be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing one Bank Preferred Share.

         The Automatic Exchange shall occur as of 8:00 a.m. Eastern Time on the date for such exchange set forth in the requirements of the Superintendent or, if such date is not set forth in such requirements as of 8:00 a.m. on the earliest possible date such exchange could occur consistent with such requirements (the "Time of Exchange"), as evidenced by the issuance by the Bank of a press release prior to such time. As of the Time of Exchange, all of the Series A Preferred Shares will be deemed canceled without any further action by the Company, all rights of the holders of the Series A Preferred Shares as stockholders of the Company will cease, and such persons shall thereupon and thereafter be deemed to be and shall be for all purposes holders of Bank Preferred Shares. The Company will mail notice of the occurrence of an Exchange Event to each holder of the Series A Preferred Shares within 30 days of such event, and the Bank will deliver to each such holder certificates for the Bank Preferred Shares upon surrender of such holder's certificates for the Series A Preferred Shares. The charter provides that, immediately after the delivery of such notice, the existence of the Company shall terminate and the Company will be liquidated and its affairs wound up in accordance with the procedures of the Maryland General Corporation Law relating to forfeiture of the charter of a corporation and expiration of corporate existence. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing the Series A Preferred Shares shall be deemed for all purposes to represent the Bank Preferred Shares. Once an Exchange Event occurs, no action will be required to be taken by holders of the Series A Preferred Shares, by the Bank or by the Company in order to effect an automatic exchange as of the Time of Exchange.

         Holders of the Series A Preferred Shares, by purchasing the Series A Preferred Shares have agreed to be bound by the unconditional obligation to exchange such Series A Preferred Shares for the Bank Preferred Shares upon the occurrence of an Exchange Event. The obligation of the holders of the Series A Preferred Shares to surrender such shares and the obligation of the Bank to issue the Bank Preferred Shares in exchange for the Series A Preferred Shares shall be enforceable by the Bank and such holders, respectively, against the other.

         Upon the occurrence of an Exchange Event, the Bank Preferred Shares to be issued as part of an automatic exchange would constitute a newly issued series of First Preferred Shares of the Bank and would constitute 100% of the issued and outstanding Bank Preferred Shares. The Bank Preferred Shares would have the same liquidation preference and be subject to redemption on the same terms as the Series A Preferred Shares (except that there would be no redemption for certain tax related events). Any accrued and unpaid dividends on the Series A Preferred Shares as of the Time of Exchange would be accounted for as accrued and unpaid dividends on the Bank Preferred Shares. The Bank Preferred Shares would rank pari passu, in terms of dividend payments and liquidation preference, with, or senior to, any outstanding First Preferred Shares of the Bank. The Bank Preferred Shares would not entitle the holders to vote except in certain circumstances. Dividends on the Bank Preferred Shares would be non-cumulative and payable at the rate of 8.45% per annum of the liquidation preference, if, when and as declared by the Board of Directors of the Bank. The Bank does not intend to apply for listing of the Bank Preferred Shares on any national securities exchange or for quotation of the Bank Preferred Shares through the National Association of Securities Dealers Automated Quotation System. Absent the occurrence of an Exchange Event, however, the Bank will not issue any Bank Preferred Shares, although the Bank will be able to issue First Preferred Shares in series other than that of the Bank Preferred Shares. There can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained.

         Holders of the Series A Preferred Shares cannot exchange the Series A Preferred Shares for the Bank Preferred Shares voluntarily. In addition, absent the occurrence of an automatic exchange, holders of the Series A Preferred Shares will have no dividend, voting, liquidation preference or other rights with respect to the Bank or any security of the Bank.

Advisory Agreement

         The Company entered into the Advisory Agreement with the Bank to administer the day-to-day operations of the Company. The Bank is responsible for
(i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of, Mortgage Assets held by the Company, (iii) holding documents relating to the Company`s Mortgage Assets as custodian, (iv) monitoring the Company`s compliance with the requirements necessary to qualify as a REIT and
(v) maintaining its status as a lender approved by the National Housing Act (an "NHA-Approved Lender"). As long as any Series A Preferred Shares and, accordingly, any Depositary Shares remain outstanding, the Company may not renew, terminate, or modify the Advisory Agreement without the approval of a majority of the Board of Directors of the Company (the "Board of Directors") as well as of a majority of the Independent Directors. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or any affiliate of the Bank. The Bank may, with the approval of a majority of the Board of Directors as well as a majority of the Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to one or more related or unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from any of its obligations under the Advisory Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Advisory Agreement.

         The Advisory Agreement had an initial term of one year, and has been renewed for an additional one-year period. The Advisory Agreement may be terminated by the Company at any time upon 60 days' prior written notice. As long as any of the Series A Preferred Shares or Depositary Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank is entitled to receive an advisory fee equal to US$25,000 payable in equal quarterly installments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depositary Shares.

Servicing Agreement

         The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced.

         The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions which service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions which service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

         The Bank is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Bank is required to make advances of taxes and required insurance premiums that are not collected from mortgagors with respect to any Mortgage Loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such Mortgage Loan. If such advances are made, the Bank generally will be reimbursed prior to the Company being reimbursed out of the payments with respect to such Mortgage Loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted Mortgage Loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to the Company for any loss suffered as a result of the Bank's failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank which cause the policies to be canceled by the insurer. Subject to approval by the Company, the Bank may institute foreclosure proceedings, exercise any power of sale contained in any Mortgage Loan or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Mortgage Loan by operation of law or otherwise in accordance with the terms of the Servicing Agreement. The Bank does not, however, have the authority to conclude contracts in the name of the Company.

         The Company may terminate the Servicing Agreement upon the occurrence of one or more events specified in the Servicing Agreement. Such events relate generally to the Bank's proper and timely performance of its duties and obligations under the Servicing Agreement. In addition, the Company may also terminate the Servicing Agreement without cause upon 60 days' notice and payment of a termination fee. The termination fee will be based on the aggregate outstanding principal amount of the Mortgage Loans then serviced under the Servicing Agreement.

         As is customary in the mortgage loan servicing industry, the Bank is entitled to retain any late payment charges, penalties and assumption fees collected in connection with the Mortgage Loans serviced by it. The Bank will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and, to the extent permitted by law, from interest earned on tax and insurance impound funds with respect to Mortgage Loans serviced by it.

         When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Bank generally will enforce any "due-on-sale" clause contained in the Mortgage Loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular Mortgage Loan or applicable law, however, may provide that the Bank is prohibited from exercising the "due-on-sale" clause under certain circumstances related to the security underlying the Mortgage Loan and the buyer's ability to fulfill the obligations thereunder. Upon any assumption of a Mortgage Loan by a transferee, a nominal fee is typically required, which sum will be retained by the Bank as additional servicing compensation.

Investment Policy

         The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest at least 90% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 1998, Mortgage Assets issued by NB Finance comprised 93.6% of the Company's portfolio.

         The Company expects to continue to follow the foregoing investment policy. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders. Subject to the foregoing and other than with respect to commercial mortgage loans which cannot comprise more than 5% of the Company's portfolio, there is no specific policy with respect to the amount or percentage of assets which will be invested in any specific property. All investments will be made primarily for income.

Description of the Mortgage Assets

         The Mortgage Assets issued by NB Finance are comprised of eighteen hypothecation loans issued by NB Finance to the Company. As of December 31, 1998, the principal amount of the Mortgage Assets was approximately US$452 million. Each of the eighteen hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 1998, the Mortgage Loans were comprised of, in the aggregate, 11,896 Mortgage Loans in an aggregate amount of approximately C$795 million (US$518 million). The value of each pool of Mortgage Loans comprising the Mortgage Loans exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are overcollateralized by the Mortgage Loans. The aggregate amount of such overcollateralization is, as of December 31, 1998, US$66 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

         Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from June 1999 to December 2001. The Mortgage Assets pay interest at rates ranging from 6.57% to 8.46%, with an average rate of approximately 7.53% per annum.

         Payments of interest are made monthly out of payments on the Mortgage Loans. Pursuant to an agreement between the Company and NB Finance (the "Mortgage Loan Assignment Agreement"), dated September 3, 1997, the Company receives all scheduled payments made on the Mortgage Loans, retains a portion of any such payments equal to the amount due and payable on the Mortgage Assets issued by NB Finance and remits the balance, if any, to NB Finance. The Company also retains a portion of any prepayments of principal in respect of the Mortgage Loans equal to the proportion of such prepayments that the outstanding principal amount of the Mortgage Loan bears to the outstanding principal amount of the Mortgage Assets issued by NB Finance, which amount would be applied to reduce the outstanding principal amount of the Mortgage Assets issued by NB Finance. Repayment of the Mortgage Assets issued by NB Finance is secured by an assignment of the Mortgage Loans to the Company pursuant to the Mortgage Loan Assignment Agreement, which is governed by the laws of Bermuda.

         The assignment of the Mortgage Loans by NB Finance to the Company is without recourse. The Company has a security interest in the real property securing the Mortgage Loans and, subject to fulfilling certain procedural requirements under applicable Canadian law, is entitled to enforce payment on the Mortgage Loans in its own name if a mortgagor should default thereon. In the event of such a default, the Company has the same rights as NB Finance to force a sale of the mortgaged property and satisfy the obligations of NB Finance out of the proceeds. In the event of a default in respect of a Mortgage Loan, the amount of the Mortgage Assets issued by NB Finance will be reduced by an amount equal to the portion thereof allocable to the defaulting mortgage.

          Following repayment of the Mortgage Assets issued by NB Finance, the Company will reassign any outstanding Mortgage Loans (without recourse) and deliver them to, or as directed by, NB Finance. All payments in respect of the Mortgage Loans are made in Canadian dollars. The amounts due on the Mortgage Assets issued by NB Finance are retained by the Company free and clear of and without withholding or deduction for or on account of any present or future taxes imposed by or on behalf of Bermuda or any political subdivision thereof or therein.

Description of the Mortgage Loans

         All of the Mortgage Loans were originated in accordance with underwriting policies customarily employed by the Bank, or with underwriting policies acceptable to the Bank. With respect to its underwriting policies, the Bank will not make any residential mortgage loans that exceed a loan to value ratio of 75% unless such loan is insured. If the residential mortgage loan is CMHC-insured (i) a cash down payment of between 5% and 24.9% is required, (ii) the monthly payment for capital, interest, taxes and heating must not exceed 32% of the gross monthly revenue of the borrower and (iii) the monthly payment for capital, interest, taxes, heating and all other monthly payments (including, without limitation, personal loans, lease payments and credit card debt service) must not exceed 40% of the net monthly revenue of the borrower. Additionally, for all mortgage loans, an external credit check must be positive. When a loan is insured, an additional amount may be added to the principal amount of the mortgage loan representing the premium related thereto. The premium rates vary in accordance with the principal amount of the loan. Generally, the greater the loan to value ratio, the greater the premium rate. As is generally the case in the Canadian residential mortgage business, such underwriting policies are derived from CMHC - approved underwriting criteria.

         As a CMHC - approved lender, the Bank has access to the National Housing Act mortgage insurance program. All of the Mortgage Loans are insured by CMHC pursuant to that program. The bulk of those loans were insured at origination. Whether a loan is insured at origination or through the CMHC portfolio insurance program, the insurance is valid until the expiration of the loan.

         All of the Mortgage Loans are balloon mortgages. Accordingly, the Mortgage Loans do not provide for the amortization of the principal balance thereof equally over their term to maturity and a principal payment equal to the original balance less any principal amount paid will be due on each Mortgage Loan at maturity. Balloon mortgages are the most prevalent type of mortgage offered by Canadian mortgage lenders. At the expiration of the term, the mortgage is generally renewed, based on then current market conditions, for a new term. Although the Bank offers terms varying from 3 months to 10 years, terms exceeding 5 years are relatively rare. Moreover, although the Bank offers monthly, semi-monthly and weekly pay mortgages, all of the Mortgage Loans are monthly pay mortgages. In general, loans are amortized over a period not exceeding 25 years.

         The Mortgage Loans provide for limited prepayment rights. For example, typically up to 10% of the original principal amount of a Mortgage Loan may be prepaid once annually without penalty. Moreover, a Mortgage Loan may also be prepaid without penalty if the mortgaged property is sold and the mortgagor enters into a new mortgage with the same terms and conditions as the Mortgage Loan. In most other circumstances, prepayments or renegotiations of either the interest rate or the term of a Mortgage Loan will be subjected to prepayment penalties. During the first three years following the most recent interest adjustment date, such penalties are tantamount to a yield maintenance clause. After three years, such penalties will be limited to three months of interest.

         The Company intends and has the ability to hold the Mortgage Loans to maturity unless there is a prepayment by the customer or a Mortgage Loan is impaired.

Tax Status

         The Company has elected to be taxable as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be liable for United States federal income tax to the extent that it distributes its income to the holders of its Common Stock and its preferred stock, including the Series A Preferred Shares and, accordingly, Depositary Shares, and maintains its qualification as a REIT.

         As a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 95% of its "REIT taxable income." REIT taxable income is essentially taxable income, as determined in accordance with the Code, with certain adjustments. The most significant of such adjustments are (i) no deduction is allowed for dividends received, (ii) a deduction is allowed for dividends paid (other than the portion of any dividend attributable to net income from foreclosure property) and for taxes imposed for failing to satisfy certain statutory REIT requirements, and (iii) net income from foreclosure property and net income derived from prohibited transactions is excluded from the determination.

Employees

         The Company has six employees. The Company does not anticipate that it will require any additional employees because the Company retains the Bank to perform certain functions pursuant to the Advisory Agreement. Each employee of the Company is currently also an officer and/or director of the Bank and/or an affiliate of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and of any of the Bank's affiliates.

Competition

         The Company does not engage in the business of originating Mortgage Assets. While the Company will purchase additional Mortgage Assets, it anticipates that such Mortgage Assets will be purchased from the Bank and/or affiliates of the Bank. Accordingly, the Company does not compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Assets.

         As of October 31, 1998, the Bank held more than C$14 billion of residential mortgage assets. Slightly more than 76% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). The market share of the Bank for such mortgages in Quebec is approximately 18.3% compared with a significantly greater market share for Caisses Populaires Desjardins.

ITEM 2: PROPERTIES

General

         The principal executive offices of the Company are located in the U.S. branch office of the Bank at 125 West 55th Street, New York, New York 10019. The Company neither owns nor leases any properties.

ITEM 3: LEGAL PROCEEDINGS

         The Company is not the subject of any material litigation. The Company is not currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the Mortgage Assets issued by NB Finance or the Mortgage Loans, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since the incorporation of the Company, the Bank has owned, and expects to continue to own, all of the issued and outstanding shares of the Common Stock of the Company. The Common Stock is the Company's only class of common equity issued and outstanding. Accordingly, there is no established public trading market for the Company's common equity.

         For the four months ended December 31, 1997, the Company did not pay any dividends with respect to the Common Stock. For the year ended December 31, 1998, the Company paid three dividends with respect to the Common Stock in the aggregate amount of $9,702,093.

         On January 19, 1998, the Company sold in a nonpublic offering 110 shares of its Adjustable Rate Cumulative Senior Preferred Shares, par value $.01 per share (the "Senior Preferred Shares"). The Senior Preferred Shares are not registered under the Securities Act of 1933, as amended (the "Securities Act"). The offering of the Senior Preferred Shares was not underwritten. The Senior Preferred Shares were offered to (a) accredited investors (as defined in Rule 501(a) of Regulation D under the Securities Act) in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act relating to transactions not involving a public offering and (b) certain directors and officers of the Company and its affiliates resident in Canada who were able to make certain representations and warranties. Investors were required to complete an Investor Questionnaire to verify their status as (a) an accredited investor or (b) a resident in Canada in the provinces of Quebec or Ontario. The Senior Preferred Shares are not convertible or exchangeable. The Senior Preferred Shares were offered and sold for $3,000 each or $330,000 in the aggregate and the proceeds were used to meet the working capital needs of the Company.

ITEM 6: SELECTED FINANCIAL DATA

                                                                                                     September 3,
                                                                              Year Ended                 1997
                                                                             December 31,                 to
                                                                                 1998                December 31,
                                                                                                         1997
Statement of Income Data:
Operating Revenues..................................................... US$     38,802,112      US$      12,993,939
Income from Operations Before Income Taxes.............................         36,728,402               11,993,093
Income Taxes (Recovery)................................................               (675)                  80,000
                                                                        -------------------     -------------------
Income from Operations.................................................         36,729,077               11,913,093
Income from Operations per Common Share................................            367,291                  119,131
Balance Sheet Data:
Total assets........................................................... US$    482,746,016      US$     481,022,332
Total liabilities......................................................            837,634                  885,857
Stockholders' Equity...................................................        481,908,382              480,136,475
Cash Dividends Declared per Common Share...............................             10,202                    -

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

         The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as other qualifying REIT assets. The Company has elected to be taxed as a REIT under the Code and, accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income, subject to certain adjustments, to its stockholders.

Results of Operations

         The Company commenced its operations on September 3, 1997 and, accordingly, only certain comparative information is available.

         Income from continuing operations for the year ended December 31, 1998 increased $24,815,984 or 308% over the prior period ended December 31, 1997. Inclusion of a full year of operating activities substantially accounted for such increase. Operating revenues for the year ended December 31, 1998 and the period ended December 31, 1997, which were comprised entirely of interest income, were $38,802,112 and $12,993,939, respectively, and expenses were $2,073,710 and $1,000,846, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period. In connection with the reversal of a provision for income taxes previously reserved by the Company, a $675 recovery was recognized during the year ended December 31, 1998.

         Ninety-four percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of eighteen pools of residential first mortgages insured by CMHC and which are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper of National Bank of Canada and U.S. Treasury bills).

         Expenses for the year ended December 31, 1998 and the period ended December 31, 1997 totaled $2,073,710 and $1,000,846, respectively, of which $1,293,533 and $548,297, respectively, represent servicing and advisory fees paid to the Bank pursuant to the Servicing Agreement and the Advisory Agreement, whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

         During the year ended December 31, 1998, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,084,711 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares) and a dividend of $10,202,093 on Common Stock.

Capital Resources and Liquidity

         The Company's revenues are derived from its Mortgage Assets. As of December 31, 1998, US$452 million of Mortgage Assets issued by NB Finance were over-collateralized by the C$795 million ($518 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

         The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

         As at December 31, 1998, the Company had cash resources of $22,178,668, which represent 4.6% of total assets compared to $20,003,943 or 4.2% of total assets as at December 31, 1997. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 10% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

         The Company's principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay franchise fees and expenses of advisors, if any, to the Company.

         The Company does not have any indebtedness (current or long-term), other material capital expenditures, balloon payments or other payments due on other long-term obligations. No negative covenants have been imposed on the Company.

Year 2000

         The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19." Pursuant to the Advisory Agreement, the Bank administers the day-to-day activities of the Company. Pursuant to the Servicing Agreement, the Bank services the Mortgage Loans and performs all necessary operations in connection with such servicing. The Company does not independently maintain either information technology or non-information technology systems. Accordingly, the Company does not believe that it has or will have a material Year 2000 issue.

         The Bank has formulated a detailed plan to address the Year 2000 issue. As at January 31, 1999, all of the scheduled Year 2000 preparations have been carried out as scheduled. All of the Bank's equipment and over 90% of its major systems have been certified Year 2000 compliant. Steps have been taken to request assurances from the Bank's main suppliers that their systems are Year 2000 compliant. Special programs have been introduced to ensure that commercial clients work to minimize their risks in the transition to the Year 2000. In addition, the Bank is preparing a contingency plan providing for the implementation of backup systems and operating procedures.

         Projected costs of $40 million will be charged to income as they are incurred. As of December 31, 1998, the total costs of this project were $21.8 million.

         In the opinion of management of the Bank, the Bank has adopted measures which serve to minimize the uncertainty and risk associated with the transition to the Year 2000. Its approach of keeping its commercial clients informed and following up with them allows the Bank to believe that neither the credit risk of its portfolio nor its results will be materially affected by the arrival of the Year 2000. However, management of the Bank cannot be certain that the transition to the Year 2000 will not cause any inconvenience, particularly in light of factors that are beyond its control and which depend on the diligence of clients, suppliers and other parties.

         Pursuant to an order of The Office of the Superintendent of Financial Institutions Canada, NB Finance is prohibited from engaging in any business activities other than the ownership of the Mortgage Loans and activities incidental thereto. Pursuant to the Mortgage Loan Assignment Agreement, NB Finance assigned its entire right, title and interest in, to and under the Mortgage Loans to the Company and permits the Company to administer, perform and enforce the Mortgage Loans. Pursuant to the Servicing Agreement, the Mortgage Loans are serviced by the Bank. NB Finance does not independently maintain either information technology or non-information technology systems. Accordingly, the Company does not believe that NB Finance has or will have a material Year 2000 issue.

         The Company maintains relationships with other party service providers; however, the Company does not consider the services received therefrom to be material to its operations.

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

Disclosure About Market Risk

         Any market risk to which the Company would be exposed would result from fluctuations in (a) interest rates and (b) currency exchange rates effecting the interest payments received by the Company in respect of the Mortgage Assets issued by NB Finance. Since the Mortgage Assets are significantly overcollateralized by the Mortgage Loans, interest rate fluctuations should not present significant market risk. The Company expects that the interest and principal generated by the Mortgage Loans should enable full payment by NB Finance of all of its obligations as they come due. Since the Mortgage Loans are guaranteed by a fixed ratio of exchange predetermined on the date of purchase and applicable until the maturity of the Mortgage Loans pursuant to the Mortgage Loan Assignment Agreement, fluctuations in currency exchange rates should not present significant market risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are contained on pages F-1 through F-9 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Directors and Executive Officers

         The Board of Directors of the Company consists of the individuals set forth below. Messrs. Hanley and Michel are Independent Directors. The Company currently has six employees and does not anticipate that it will require additional employees.

         As of December 31, 1998, the persons who are directors and executive officers of the Company are as follows:


Name                 Age         Position and Offices Held       Director Since
----                 ---      ------------------------------     --------------
Michael Hanley        33      Director                             1997
Alain Michel          49      Director                             1997
Harvey Brooks         57      Director; Chairman of the
                              Board; Chief Executive Officer;
                              President                            1998
Thomas Doss           52      Director; Chief Financial
                              Officer; Treasurer                   1998
Pierrette Lacroix     50      Director; Vice President             1998

         James J. Hanks, Jr. (Secretary), Marie-Claude Tellier (Assistant Secretary) and Jean Dagenais (Vice President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company:

         Mr. Hanley has been Director of Finance of Alcan Aluminium Inc. since June 1998. Prior to that he was Vice President and Chief Financial Officer of Gaz Metropolitain since June 1997. Prior to that, he was Vice President, Finance of St. Laurent Paperboard Inc. since November 1995 and Corporate Controller since June 1994. Prior to that, Mr. Hanley was Manager, Financial Analysis, of Avenor Inc. since May 1993 and Internal Auditor since September 1990.

         Mr. Michel has been Senior Vice President and Chief Financial Officer of Le Groupe Videotron Ltee since September 1994. Prior to that, he was Vice President Finance and Treasurer of Videotron since July 1992. Mr. Michel is a member of the Board of Directors of Group Goyette Inc., a public transportation company. He is Vice-Chairman of the Board of Optel Inc.

         Ms. Pierrette Lacroix joined the Montreal Head Office of National Bank of Canada in 1975. As senior officer, she has been involved in various functions related to the Treasury area of the Bank and has, over the years, participated in several task forces within the Bank. She came to the United States in May of 1993 to assume the position of Senior Vice President and Treasurer of the USA Division. As such, she is responsible for the management of all Treasury related activities for the USA, including asset/liability management. She is also a member of the USA Division's Management Committee.

         Mr. Doss joined the Bank in 1981 and was elected Vice President, Credit (U.S.) in 1988. He is an officer of several of the Bank's U.S. subsidiaries and is a director of National Canada Finance Corp. and NB Finance. He is also a member of the Board of Trustees for Soundview Preparatory School.

         Mr. Brooks has been Senior Vice President, United States, of the Bank since July 15, 1998. Mr. Brooks joined the Bank in 1982 and previously occupied the positions within the Bank of Vice President, National Accounts-Western Canada (1982-1985), Vice President, Banking-Western Canada (1985-1986), Vice President, Energy and Western Canada (1986-1993) and Senior Vice President, Ontario and Western Canada (1993-1998). He is also a member of the Board of Directors of several of the Bank's subsidiaries.

         The Company pays the Independent Directors fees for their services. The Independent Directors receive annual compensation of $10,000 plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors. The Company also pays the directors who comprise the audit committee a fee for their additional services. The audit committee is comprised of the Independent Directors. Each Independent Director receives annual compensation of $1,500 per year plus a fee of $750 for attendance (in person or by telephone) at each meeting of the audit committee. Additionally, Mr. Michel receives annual compensation of $1,000 for acting as President of the audit committee.

         The Company does not pay any compensation to its officers or employees or to directors who are not Independent Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Mr. Hanley, Mr. Michel, Mr. Doss, Ms. Lacroix and John Richter (former Chief Executive Officer, President and Director of the Company) failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 ("Form 3"). Each of the foregoing filed a delinquent Form 3 on a timely filed Annual Statement of Beneficial Ownership of Securities on Form 5. Each of the foregoing were required to file a Form 3 solely as a result of holding a directorship in the Company. None of the foregoing owned at any time or currently owns any securities of the Company. No other reports were delinquent.

ITEM 11: EXECUTIVE COMPENSATION

                           Summary Compensation Table



                                                                                                    Long Term
                                                                                                  Compensation
                                                              Annual Compensation                    Awards
                                                              -------------------                 ------------
                                                                                   Other           Securities
                                                                                  Annual           Underlying       All Other
   Name and Principal Position         Year         Salary         Bonus        Compensation         SARs(#)      Compensation
   ---------------------------      ----------  --------------  -----------     ------------     -------------   -------------
Harvey Brooks, CEO(1), (3)            1998         $109,958       $86,956         $41,675(4)        12,000              -
John Richter, CEO(2), (3)             1998         $158,032       $25,000          $3,991(5)         6,500              -

--------------------------

(1)      Mr. Brooks was appointed CEO of the Company in December 1998.
(2)      Mr. Richter was appointed CEO of the Company in January 1998 and held such office until replaced by Mr.
         Brooks in December 1998.

(3) Compensation disclosed in this table for Mr. Brooks and Mr. Richter was paid in consideration for all of Mr. Brooks' and Mr. Richter's respective services to the Bank and its subsidiaries. Only a portion of such compensation is attributable to their respective services to the Company, which portion was charged back to the Company by the Bank pursuant to the terms of the Advisory Agreement. No executive officer of the Company was paid more than US$100,000 of compensation for the fiscal year ended December 31, 1998 that would be attributable to services performed for the Company and its subsidiaries and thus are not included in this table.
(4)      Represents an allowance for housing.
(5) Represents the imputed income related to a mortgage loan at a preferred interest rate.

SAR Grants in Last Fiscal Year

         The following table provides information about stock appreciation rights ("SARs") awarded to Harvey Brooks and John Richter during the fiscal year ended December 31, 1998:

                       SAR Grants in the Last Fiscal Year


                                                                 Individual Grants(1)
                                                         ----------------------------------
                                                            % of                                        Potential
                                                           Total                                   Realizable Value at
                                           Number of        SARs                                      Assumed Annual
                                           Securities     Granted                                 Rates of Stock Price
                                           Underlying        to                                       Appreciation
                                              SARs       Employees     Base                          for SAR Term(2)
                                            Granted      in Fiscal     Price     Expiration    --------------------------
Name                                           (#)          Year      (C$/Sh)       Date         5%          10% (C$)
----                                    ---------------  ----------  ---------  ------------     ---      ---------------
                                                                                                 (C$)
Harvey Brooks                                    12,000  1.0%        $25.00      Dec. 31,        15,000       30,000
                                                                                 2008

John Richter                                      6,500  0.5%        $25.00      Dec. 31,         8,125       16,250
                                                                                 2008
------------------

(1)  The SARs granted to Harvey Brooks and John Richter vest in four equal annual installments commencing on the first anniversary of their date of grant.

(2)  Potential gains on SARs are net of base price, but before taxes associated with exercise.

                               Pension Plan Table


                                                                       Years of Service
    Canadian Dollars                 -------------------------------------------------------------------------------------
      Remuneration                               15                20               25                30               35
-------------------------            -------------------------------------------------------------------------------------
         C$100,000                          C$26,382          C$34,993         C$43,605          C$52,407         C$61,382
           125,000                            32,299            40,910           49,521            58,323           67,298
           150,000                            38,216            46,827           55,438            64,240           73,215


           175,000                            44,132            52,743           61,355            70,157           79,132
           200,000                            50,049            58,660           67,271            76,073           85,048
           225,000                            55,966            64,577           73,188            81,990           90,965
           250,000                            61,882            70,493           79,105            87,907           96,882
           300,000                            61,882            70,493           79,105            87,907           96,882

         The above table illustrates the estimated annual retirement benefit payable on a straight line annuity basis to participating employees at normal retirement age (generally age 60), in the earnings and years of service classifications indicated, under the defined benefit pension plan sponsored by the Bank (the "Bank Pension Plan") and an excess benefit plan which covers certain employees of the Bank and its subsidiaries. For each year of service credited to a participant in the Bank Pension Plan, a participant will be entitled to 2% of his or her annual eligible earnings, less the amount earned under the Canada or Quebec pension plans while participating in the Bank Pension Plan. Annual eligible earnings is defined as a participant's average earnings for such participant's 60 highest-paid consecutive months, based on salary and 25% of bonus.

         In addition to the Bank Pension Plan, certain employees of the Bank and its subsidiaries, including those of the Company, may also participate in an excess benefit plan for participants in the Bank Pension Plan whose benefits are reduced pursuant to limitations on pensions imposed by the Income Tax Act (Canada). Employees covered by the excess benefit plan receive a benefit equal to the amount of benefit disallowed under the Pension Plan due to such limitations.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 1998, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank's address is National Bank Tower, 600 de La Gauchetiere West, Montreal, Quebec, H3B 4L2. No officer or director beneficially owns more than five percent of any class of the Company's securities.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business - Advisory Agreement." The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business - Servicing Agreement."

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  (1) The report of independent auditors and financial statements appearing in Item 8.

                  (2) The Company is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                  (3)      The exhibits required by this item are listed in the
                           Exhibit Index which appears elsewhere in this Form 10-K and is incorporated herein by reference. The Company is not a party to any management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

         (b) During the quarter ended December 31, 1998, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                   NB CAPITAL CORPORATION
                                         (Registrant)


                                   By:  /s/  Harvey Brooks
                                       ----------------------------------------
                                             Harvey Brooks
                                             Chief Executive Officer, President
                                             (Principal Executive Officer)



                                    By:  /s/ Thomas Doss
                                       ----------------------------------------
                                             Thomas Doss
                                             Chief Financial Officer, Treasurer
                                             (Principal Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1999.


                                    By:  /s/ Alain Michel
                                       ----------------------------------------
                                             Alain Michel
                                             Director


                                   By:  /s/  Michael Hanley
                                       ----------------------------------------
                                             Michael Hanley
                                             Director


                                   By:  /s/  Pierrette Lacroix
                                       ----------------------------------------
                                             Pierrette Lacroix
                                             Director


                                    By:  /s/ Harvey Brooks
                                       ----------------------------------------
                                             Harvey Brooks
                                             Director


                                   By:  /s/  Thomas Doss
                                       ----------------------------------------
                                             Thomas Doss
                                             Director

NB CAPITAL CORPORATION
Table of contents
--------------------------------------------------------------------------------




Independent Auditor's Report.................................................F-2


Balance sheets...............................................................F-3


Statements of income.........................................................F-4


Statements of stockholders' equity...........................................F-5


Statements of cash flows.....................................................F-6


Notes to the financial statements.....................................F-7 to F-9

                              Deloitte & Touche LLP
                              Chartered Accountants
                              1 Place Ville-Marie     Telephone:  (514) 393-7115
                              Suite 3000              Facsimile:  (514) 390-4112
                              Montreal QC  H3B 4T9



Independent Auditor's Report


To the Board of Directors and Stockholders of NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation as of December 31, 1998 and 1997 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Chartered Accountants

Montreal, Canada

January 20, 1999

NB CAPITAL CORPORATION
Balance sheets
as of December 31, 1998 and 1997
(in U.S. dollars)

=======================================================================================================================
                                                                                       1998                1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                         $                   $

Assets
       Cash                                                                            22,178,668           20,003,943
       Due from an affiliated company                                                   8,667,391            4,504,564
       Promissory notes                                                               451,899,957          456,513,825
-----------------------------------------------------------------------------------------------------------------------
                                                                                      482,746,016          481,022,332
=======================================================================================================================


Liabilities
       Due to the parent company                                                          303,777              548,297
       Accounts payable                                                                    33,857              257,560
       Dividend payable                                                                   500,000                   --
       Income taxes payable                                                                    --               80,000
-----------------------------------------------------------------------------------------------------------------------
                                                                                          837,634              885,857
=======================================================================================================================


Stockholders' equity
       Preferred stock, $0.01 par value per share;
                10,000,000  shares authorized,
                    300,000 Series A shares issued and paid                                 3,000                3,000
                        110 Senior preferred shares issued and paid                             1                   --

       Common stock, $0.01 par value per share;
                     1,000  shares authorized
                       100  shares issued and paid                                              1                    1

       Additional paid-in capital                                                     476,761,014          476,431,381

       Retained earnings                                                                5,144,366            3,702,093
--------------------------------------------------------------------------------------------------- -------------------
                                                                                      481,908,382          480,136,475
--------------------------------------------------------------------------------------------------- -------------------
                                                                                      482,746,016          481,022,332
=======================================================================================================================

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 1998 and 1997
(in U.S. dollars)

=====================================================================================================================
                                                                                     1998                 1997
---------------------------------------------------------------------------------------------------------------------
                                                                                       $                    $
                                                                                  (12 months)          (4 months)

Revenue
       Interest income
           Short-term investments                                                      741,571               133,403
           Promissory notes                                                         36,290,389            12,760,418
           Bank interest                                                             1,770,152               100,118
---------------------------------------------------------------------------------------------------------------------
                                                                                    38,802,112            12,993,939
=====================================================================================================================


Expenses
       Legal                                                                           314,886               226,144
       Other professional fees                                                         465,291               226,405
       Servicing fees                                                                1,268,533               539,964
       Advisory fees                                                                    25,000                 8,333
---------------------------------------------------------------------------------------------------------------------
                                                                                     2,073,710             1,000,846
=====================================================================================================================

Income before income taxes                                                          36,728,402            11,993,093
(Recovery) income taxes                                                                   (675)               80,000
---------------------------------------------------------------------------------------------------------------------
Net income                                                                          36,729,077            11,913,093

Preferred stock dividends                                                           25,084,711             8,211,000
---------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                                             11,644,366             3,702,093
=====================================================================================================================

Weighted average number of common shares outstanding                                       100                   100

Earnings per common share - basic                                                      116,444                37,021
=====================================================================================================================


See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of stockholders' equity
as of December 31, 1998 and 1997
(in U.S. dollars)

====================================================================================================================================
                                              Series A      Senior                    Additional
                                             Preferred    Preferred     Common          Paid-in         Retained
                                               Stock        Stock        Stock          Capital         Earnings            Total
------------------------------------------------------------------------------------------------------------------------------------


Stockholders' equity as of
       December 31, 1997                    $    3,000   $     --     $      1    $   476,431,381  $    3,702,093   $   480,136,475
------------------------------------------------------------------------------------------------------------------------------------

Issuance of senior preferred stock,
       net of issuance costs of $366                --          1           --            329,633              --           329,634

Net income                                          --         --           --                 --      36,729,077        36,729,077

Dividends on senior preferred stock
       and Series A preferred stock                 --         --           --                 --     (25,084,711)      (25,084,711)
Dividend on common stock                            --         --           --                 --     (10,202,093)      (10,202,093)
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity as of
       December 31, 1998                    $    3,000   $      1     $      1     $  476,761,014  $    5,144,366   $   481,908,382
====================================================================================================================================


See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of cash flows
years ended December 31, 1998 and 1997
(in U.S. dollars)

=====================================================================================================================
                                                                                  1998                  1997
---------------------------------------------------------------------------------------------------------------------
                                                                               (12 months)           (4 months)

Operating activities
       Net income                                                         $      36,729,077    $      11,913,093
       Items not affecting cash resources
           Due from an affiliated company                                        (4,162,827)          (4,504,564)
           Due to the parent company                                               (244,520)             548,297
           Accounts payable and income taxes payable                               (303,703)             337,560
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                 32,018,027            8,294,386
---------------------------------------------------------------------------------------------------------------------

Investing activities
       Investment in promissory notes                                           (55,716,724)        (476,588,453)
       Repayments of promissory notes                                            60,330,592           20,074,628
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                        4,613,868         (456,513,825)
=====================================================================================================================

Financing activities
       Issue of senior preferred stock, net of costs                                329,634                   --
       Issue of common stock                                                             --          183,338,454
       Issue of Series A preferred stock, net of discount
           and fees                                                                      --          293,095,928
       Dividends                                                                (34,786,804)          (8,211,000)
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                      (34,457,170)         468,223,392
---------------------------------------------------------------------------------------------------------------------

Cash position, beginning of year                                                 20,003,943                   --
---------------------------------------------------------------------------------------------------------------------
Cash position, end of year                                                $      22,178,668    $      20,003,943
=====================================================================================================================


See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 1998 and 1997
(in U.S. dollars)
================================================================================


1.       Incorporation and nature of operations

         NB Capital Corporation (the "Company") was incorporated in the state of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300 million of preferred stock and simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $183 million. The Company used the aggregate net proceeds of $477 million to acquire promissory notes of NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

2.       Significant accounting policies

         Financial statements

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

         Income taxes

         The Company has elected to be taxable as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, and accordingly is generally not liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

         Per share data

         Basic earnings per share with respect to the Company for the year ended December 31, 1998 and the four-month period ended December 31, 1997 are computed based upon the weighted average number of common shares outstanding during the year.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

3.       Promissory notes

         The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 1998 and 1997
(in U.S. dollars)
================================================================================


         The promissory notes have maturities ranging from June 1999 to December 2001, at rates ranging from 6.90% to 9.77%, with a weighted average rate of approximately 8.38% per annum.

         These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.


                                                  1998                1997
                                             -----------------------------------
                                                   $                   $

Promissory notes, beginning of year           456,513,825                  --
Acquisition                                    55,716,724         476,588,453
Principal repayments                          (60,330,592)        (20,074,628)
--------------------------------------------------------------------------------
Promissory notes, end of year                 451,899,957         456,513,825
================================================================================

         The scheduled principal repayments are as follows:


               1999                    $  69,881,353
               2000                      175,863,404
               2001                      206,155,200


4.       Transactions with an affiliated company

         During the year, the Company earned interest from NB Finance, Ltd. in an amount of $36,290,389 ($12,760,418 in 1997) (see Note 3).

         The amounts due from an affiliated company as of December 31, 1998 and 1997 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

5.       Transactions with the parent company

         In 1997, the Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

         Advisory agreement

         In exchange for a fee equal to $25,000 per year, payable in equal quarterly instalments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company.

         Servicing agreement

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 1998 and 1997
(in U.S. dollars)
================================================================================

         National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

         The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans amounted to $540,268,000 ($581,350,000 in 1997). During the year, fees of $1,268,533 ($539,964 in 1997) were charged to the Company.

         Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 1998 and 1997, no fee was charged to the Company.

6.       Income taxes

         For the four-month period ended December 31, 1997, the Company was subject to a 4% non-deductible excise tax on undistributed taxable income amounts.

7.       Stockholders' equity

         Common stock

         The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock.

         Preferred stock

         The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows:

                  300,000 shares classified as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States of America and in Canada, on or after September 3, 2002.

                  1,000 shares classified as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-cumulative Exchangeable Preferred Stock, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holders' option on December 30, 2007 and every ten-year anniversary thereof.

                                INDEX TO EXHIBITS

                                                                           Page
Exhibit Number                      Description                           Number
--------------                      -----------                           ------

 3.1.1 Articles of Incorporation and Articles of Amendment and Restatement and Articles Supplementary of NB
                Capital Corporation*

 3.2.1          Bylaws of NB Capital Corporation*

 4.1 Registration Rights Agreement dated as of September 3, 1997 by and among NB Capital Corporation, National Bank of Canada and Merrill Lynch, Pierce, Fenner & Smith Incorporated*

 10.1 Advisory Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital
                Corporation*

 10.2 Servicing Agreement dated as of September 3, 1997 between National Bank of Canada and NB Finance,
                Ltd.*

 10.3 Loan Agreement dated as of September 3, 1997 between NB Finance, Ltd. and NB Capital Corporation*

 10.4 Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital
                Corporation*

 10.5           Deed of Sale of Mortgage Loans dated September 3,
                1997 between National Bank of Canada and NB
                Finance, Ltd.*

 10.6           Mortgage Loan Assignment Agreement dated
                September 3, 1997 among National Bank of Canada,
                NB Capital Corporation and NB Finance, Ltd.*

 10.7 Promissory Notes representing the sixteen hypothecation loans executed by NB Finance, Ltd. in favor of NB Capital Corporation*

 10.8           Deposit Agreement among NB Capital Corporation,
                National Bank of Canada and The Bank of Nova Scotia Trust Company of New York, including Form of
                Depositary Receipt*

 10.9           First Supplemental Servicing Agreement dated
                December 4, 1998 between National Bank of Canada and NB Capital Corporation**

 10.10 Loan Agreement dated as of December 4, 1998 between NB Finance, Ltd. and NB Capital Corporation**

 10.11 Custodial Agreement dated as of December 4, 1998 between NB Capital Corporation and National Bank of Canada**

 10.12          Deed of Sale of Mortgage Loans dated December 4,
                1998 between National Bank of Canada and NB
                Finance, Ltd.**

 10.13(i)       Mortgage Loan Assignment Agreement dated as of
                December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

 10.13(ii)      Mortgage Loan Assignment Agreement dated as of
                December 4, 1998 among NB Finance, Ltd., NB Capital
                Corporation and National Bank of Canada**

 10.14(i) Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital
                Corporation**

 10.14(ii)      Promissory Note representing $29,880,126.51 executed
                by NB Finance, Ltd. in favor of NB Capital
                Corporation**

 27             Financial Data Schedule**

* As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).
**     As filed herewith.