Form 10-Q
period 1999-03-31
NB CAPITAL CORP
filed 1999-05-13
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
Yes ____  No ____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at May 13, 1999
          Common Stock
    par value $0.01 per share                           100

                             NB CAPITAL CORPORATION

                                      Index

                                                                            Page

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet -
                           As of March 31, 1999 and December 31, 1998          1

                  Statement of Income -
                           For the three-month period ended March 31, 1999
                           and 1998                                            2

                  Statement of Stockholders' Equity -
                           For the three-month period ended March 31, 1999
                           and 1998                                            3

                  Statement of Cash Flows -
                           For the three-month period ended March 31, 1999
                           and 1998                                            4

                  Notes to the financial statements                            5

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                         8

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            11

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of March 31, 1999, the Canadian dollar exchange rate was C$1.5087 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEET


                                                                         March 31,           December 31,
(in US dollars)                                                          1999 (1)               1998
---------------------------------------------------------------------------------------------------------

Assets
         Cash equivalents                                        $      42,351,814       $     22,178,668
         Due from an affiliated company                                 10,388,480              8,667,391
         Promissory notes                                              432,340,733            451,899,957
         Accrued interest on cash equivalents                               10,815                      -
         ------------------------------------------------------------------------------------------------
                                                                 $     485,091,842       $    482,746,016
         ================================================================================================
Liabilities
         Due to parent company                                   $         326,130       $        303,777
         Dividends payable                                                       -                500,000
         Accounts payable                                                   35,657                 33,857
         ------------------------------------------------------------------------------------------------
                                                                 $         361,787       $        837,634
         ================================================================================================

Stockholders' equity
         Preferred stock, $0.01 par value per share;
            10,000,000 shares authorized,
                   110 Senior preferred shares issued and paid                   1                      1
               300,000 Series A shares issued and paid                       3,000                  3,000


         Common stock, $0.01 par value per share;
                    1,000 shares authorized
                      100 shares issued and paid                                 1                      1


         Additional paid-in capital                                    476,761,014            476,761,014

         Retained earnings                                               7,966,039              5,144,366

         ------------------------------------------------------------------------------------------------
                                                                       484,730,055            481,908,382
         ------------------------------------------------------------------------------------------------

         ------------------------------------------------------------------------------------------------
                                                                 $     485,091,842       $    482,746,016
         ================================================================================================


---------------------------------------------------------------------------------------------------------

  (1) Unaudited

  See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF INCOME

(Unaudited)


                                                                            Three-month period ended
                                                                                    March 31
(in US dollars)                                                            1999                   1998
---------------------------------------------------------------------------------------------------------

Revenue
       Interest income
       Cash equivalents                                          $         218,884       $        447,735
       Promissory notes                                                  9,206,975              9,472,300
---------------------------------------------------------------------------------------------------------
                                                                         9,425,859              9,920,035
---------------------------------------------------------------------------------------------------------


Expenses

       Servicing and advisory fees                                         326,130                411,465
       Legal and other professional fees                                     8,436                 64,199
---------------------------------------------------------------------------------------------------------
                                                                           334,566                475,664
---------------------------------------------------------------------------------------------------------

Income before income taxes                                               9,091,293              9,444,371
       Income taxes (recovery)                                                   -                      -
---------------------------------------------------------------------------------------------------------
Net income                                                               9,091,293              9,444,371
---------------------------------------------------------------------------------------------------------

Preferred stock dividends                                                6,269,620              6,273,721

---------------------------------------------------------------------------------------------------------
Income available to common stockholders                          $       2,821,673       $      3,170,650
---------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                           100                    100

---------------------------------------------------------------------------------------------------------
Earnings per common share - basic                                $          28,217       $         31,707
---------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)


                                                                            Three-month period ended
                                                                                    March 31
(in US dollars)                                                            1999                   1998
---------------------------------------------------------------------------------------------------------

PREFERRED STOCK
           Balance, beginning of period                          $           3,001       $          3,000
           Senior preferred stock issued                                         -                      1
           ----------------------------------------------------------------------------------------------
           Balance, end of period                                            3,001                  3,001
           ----------------------------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
           Balance, beginning of period                                476,761,015            476,431,382
           Paid-in capital on issuance of senior preferred                       -                329,999
             stock
           Paid-in capital on other issuance costs                               -                 (1,364)
           ----------------------------------------------------------------------------------------------
           Balance, end of period                                      476,761,015            476,760,017
           ----------------------------------------------------------------------------------------------


RETAINED EARNINGS
           Balance, beginning of period                                  5,144,366              3,702,093
           Net income                                                    9,091,293              9,444,371
           Preferred stock dividends                                    (6,269,620)            (6,273,721)
           Common stock dividends                                                -             (3,702,093)
           ----------------------------------------------------------------------------------------------
           Balance, end of period                                        7,966,039              3,170,650
           ----------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                                       $     484,730,055       $    479,933,668
---------------------------------------------------------------------------------------------------------








---------------------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)


                                                                            Three-month period ended
                                                                                    March 31
(in US dollars)                                                            1999                   1998
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                       $       9,091,293       $      9,444,371
   Items not affecting cash resources
       Due from an affiliated company                                   (1,721,089)            (1,950,326)
       Due to parent company                                                22,353               (136,832)
       Accounts payable                                                      1,800               (143,840)
       Income taxes payable                                                      -                (78,000)
       Accrued interest receivable on cash equivalents                     (10,815)                     -

---------------------------------------------------------------------------------------------------------
                                                                         7,383,542              7,135,373
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

   Issue of senior preferred stock                                               -                330,000
   Other issuance costs                                                          -                 (1,364)
   Dividends                                                            (6,769,620)            (9,975,814)
---------------------------------------------------------------------------------------------------------
                                                                        (6,769,620)            (9,647,178)
---------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
   Repayment of promissory notes                                        19,559,224              8,836,496
---------------------------------------------------------------------------------------------------------
                                                                        19,559,224              8,836,496
---------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                        20,173,146              6,324,691
Cash position, beginning of period                                      22,178,668             20,003,943
---------------------------------------------------------------------------------------------------------
Cash position, end of period                                            42,351,814             26,328,634
---------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 1999
(unaudited)
(in U.S. dollars)


1) Incorporation and nature of operations

     NB Capital Corporation (the "Company") was incorporated in the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300 million of preferred stock and simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $183 million. The Company used the aggregate net of proceeds of $477 million to acquire promissory notes of NB Finance, Ltd., a wholly owned subsidiary of National Bank of Canada.

2) Significant accounting policies

     Financial statements

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

     Income taxes

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

     Per share data

     Basic earnings per share with respect to the Company for the three-month periods ended March 31, 1999 and 1998 are computed based upon the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issues Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company has no outstanding securities which are dilutive under this pronouncement.

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

NB CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 1999
(unaudited)
(in U.S. dollars)

3) Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from June 1999 to December 2001, at rates ranging from 6.90% to 9.77%, with a weighted average rate of approximately 8.37% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.


Promissory notes as of December 31, 1998                            451,899,957
Principal repayments                                                (19,559,224)
-------------------------------------------------------------------------------
Promissory notes as of March 31, 1999                               432,340,733
-------------------------------------------------------------------------------

     The scheduled remaining principal repayments are as follows:

                                            1999        64,065,944
                                            2000       168,619,093
                                            2001       199,655,696


4) Transactions with an affiliated company

     During the quarters ended March 31, 1999 and March 31, 1998, the Company earned interest from NB Finance, Ltd. in the amount of $9,206,975 and $9,472,300, respectively (see Note 3).

     The amount of $10,388,480 due from an affiliated company as of March 31, 1999 and $6,454,890 as of March 31, 1998, represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

     The Company has entered into agreements with National Bank of Canada in connection with the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 1999, and March 31, 1998, fees of $6,250 were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 1999
(unaudited)
(in U.S. dollars)

5) Transactions with parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     National Bank of Canada will receive a monthly fee equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 1999 and March 31, 1998, the average outstanding balance of the collateralized mortgage loans was $549,635,561 and $563,654,506, respectively. During the three-month periods ended March 31, 1999 and March 31, 1998, fees of $319,880 and $405,215 respectively, were charged to the Company.

     Custodian agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 1999, and March 31, 1998, no fee was charged to the Company.

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

Results of operations:

For the three-month periods ended March 31, 1999 and March 31, 1998, the Company reported net income of $9,091,293 and $9,444,371, respectively. Revenues, which were comprised entirely of interest income, were $9,425,859 and $9,920,035, respectively, and expenses were $334,566 and $475,664, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-eight percent of revenues for the three-month period ended March 31, 1999 and ninety-five percent of revenues for the three-month period ended March 31, 1998 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of eighteen pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on bank deposits.

Expenses for the three-month periods ended March 31, 1999 and 1998, totaled $334,566 and $475,664, respectively, of which $326,130 and $411,465, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and external accounting fees.

During the three-month period ended March 31, 1999, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,269,620 ($6,273,721 for the three-month period ended March 31, 1998) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares).
Such dividends were paid on March 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of March 31, 1999, US$432 million of Mortgage Assets issued by NB Finance were over-collateralized by the C$760 million ($504 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at March 31, 1999, the Company had cash resources of $42,351,814 which represent 8.7% of total assets compared to $22,178,668 or 4.6% of total assets as at December 31, 1998. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 10% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

Year 2000

The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19". Pursuant to the Advisory Agreement, the Bank administers the day-to-day activities of the Company. Pursuant to the Servicing Agreement, the Bank services the Mortgage Loans and performs all necessary operations in connection with such servicing. The Company does not independently maintain either information technology or non-information technology systems. Accordingly, the Company does not believe that it has or will have a material Year 2000 issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

The Bank has formulated a detailed plan to address the Year 2000 issue. As at January 31, 1999, all of the scheduled Year 2000 preparations have been carried out as scheduled. Over 90% of the Bank's major systems have been certified Year 2000 compliant. Steps have been taken to request assurances from the Bank's main suppliers that systems are Year 2000 compliant. Special programs have been introduced to ensure that commercial clients work to minimize their risks in the transition to the Year 2000. In addition, the Bank is preparing a contingency plan providing for the implementation of backup systems and operating procedures.

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

Pursuant to an order of The Office of the Superintendent of Financial Institutions Canada, NB Finance is prohibited from engaging in any business activities other than the ownership of the Mortgage Loans and activities incidental thereto. Pursuant to the Mortgage Loan Assignment, NB Finance assigned its entire right, title and interest in, to and under the Mortgage Loans to the Company and permits the Company to administer, perform and enforce the Mortgage Loans. Pursuant to the Servicing Agreement, the Mortgage Loans are serviced by the Bank. NB Finance does not independently maintain either information technology or non-information technology systems. Accordingly, the Company does not believe that NB Finance has or will have a material Year 2000 issue.

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

(a)  Exhibits


               Exhibit No.                 Description

               11                          Computation of Earnings Per Share
               27                          Financial Data Schedule


(b) Reports on From 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     -----------------------------------------------------------------------

          Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NB CAPITAL CORPORATION


           Date  May 13, 1999                /s/ Tom Doss
                                     -------------------------------------
                                                 Tom Doss
                                     Chief Financial Officer and Treasurer

     -----------------------------------------------------------------------