Form 10-Q
period 1999-06-30
NB CAPITAL CORP
filed 1999-08-13
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         _________


Commission file number   1-14103


                             NB CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Maryland                                       52-2063921
      (State of other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)


 125 West, 55th Street, New York, New York                          10019
  (Address of principal executive offices)                       (Zip Code)

                                  212-632-8532
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ______ No ________


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at August 13, 1999
     Comon Stock
     par value $0.01 per share              100

                             NB CAPITAL CORPORATION

                                      Index

                                                                            Page

Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Balance Sheet -
                       As of June 30, 1999 and December 31, 1998             1

                  Statement of Income -
                       For the three and six-month period ended
                       June 30, 1999 and 1998                                2

                  Statement of Stockholders' Equity -
                       For the three and six-month period ended
                       June 30, 1999 and 1998                                3

                  Statement of Cash Flows -
                       For six-month period ended June 30, 1999
                       and 1998                                              4

                  Notes to the financial statements                          5

         Item 2.  Management's discussion and Analysis of
                  Financial Conditions and Results of Operations             8

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          11


--------------------------------------------------------------------------------

This report contains certain forward-looking statements and information relating to NB Capital Corporation (the "Company" or "NB Capital") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the curren view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.
The Company does not intend to update these forward-looking statements.

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of June 30, 1999, the Canadian dollar exchange rate was C$1.463 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEET

                                                             June 30,          December 31,
(in US dollars)                                              1999(1)              1998
--------------------------------------------------------------------------------------------

Assets
   Cash equivalents                                    $   71,717,697       $   22,178,668
   Due from an affiliated company                          16,696,895            8,667,391
   Promissory notes                                       399,340,392          451,899,957
   Accrued interest on cash equivalents                         9,210                    -
--------------------------------------------------------------------------------------------
                                                       $  487,764,194       $  482,746,016
============================================================================================

Liabilities
   Due to parent company                               $      314,043       $      303,777
   Dividend payable                                                 0              500,000
   Accounts payable                                            26,957              837,634
--------------------------------------------------------------------------------------------
                                                              341,000              837,634
--------------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.01 par value per share;
       100,000,000 shares authorized,
          110 Senior preferred shares issued and paid               1                    1
       300,000 Series A shares issued and paid                  3,000                3,000


   Common Stock, $0.01 par value per share;
       1,000 shares authorized,
          100 shares issued and paid                                1                    1


   Additional paid-in capital                             476,761,014          476,761,014

   Retained earnings                                       10,659,178            5,144,366

--------------------------------------------------------------------------------------------
                                                          487,423,194          481,908,382
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                       $  487,764,194       $  482,746,016
============================================================================================

(1)    Unaudited

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF INCOME

(Unaudited)

                                                    Three-month period ended                 Six-month period ended
                                                             June 30                                 June 30
(in US dollars)                                     1999                1998               1999               1998
----------------------------------------------------------------------------------------------------------------------
Revenue
  Interest income
  Cash equivalents                              $    691,688       $    562,191        $    910,572       $  1,009,926
  Promissory notes                                 8,625,280          9,193,356          17,832,255         18,665,657
----------------------------------------------------------------------------------------------------------------------
                                                   9,316,968          9,755,547          18,742,827         19,675,583
----------------------------------------------------------------------------------------------------------------------

Expenses

  Servicing and advisory fees                        314,042            399,702             640,172            811,167
  Legal and other professional fees                   40,167            238,240              48,603            302,439
----------------------------------------------------------------------------------------------------------------------
                                                     354,209            637,942             688,775          1,113,606
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                         8,962,759          9,117,605           8,054,052         18,561,977
  Income taxes (recovery)                                  0             (2,000)                  0             (2,000)
----------------------------------------------------------------------------------------------------------------------
Net income                                         8,962,759          9,119,605          18,054,052         18,563,977
----------------------------------------------------------------------------------------------------------------------

Preferred stock dividends                          6,269,620          6,270,330          12,539,240         12,544,051

----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders         $  2,693,139       $  2,849,275        $  5,514,812       $  6,019,926
----------------------------------------------------------------------------------------------------------------------

Weighted average number of common
  shares outstanding                                     100                100                 100                100

----------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic               $     26,931       $     28,493        $     55,148       $     60,199
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                    Three-month period ended           Six-month period ended
                                                             June 30                           June 30
(in US dollars)                                     1999                1998           1999               1998
-----------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
  Balance, beginning of period                  $       3,001    $       3,001    $       3,001    $       3,000
  Senior preferred stock issued                                                                                1
-----------------------------------------------------------------------------------------------------------------
  Balance, end of period                                3,001            3,001            3,001            3,001
-----------------------------------------------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
  Balance, beginning of period                    476,761,015      476,760,017      476,761,915      476,431,382
  Paid-in capital on issuance of senior
     preferred stock                                     --               --               --            329,999
  Paid-in capital on other issuance costs                --               --               --           (227,596)
-----------------------------------------------------------------------------------------------------------------
  Balance, end of period                          476,761,015      476,533,785      476,761,015      476,533,785
-----------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS
  Balance, beginning of period
  Net income                                        7,966,039        3,170,650        5,144,366        3,702,093
  Preferred stock dividends                         8,962,759        9,119,606       18,054,052       18,563,977
  Common stock dividends                           (6,269,620)      (6,270,330)     (12,539,240)     (12,544,051)
-----------------------------------------------------------------------------------------------------------------
  Balance, end of period                                 --         (4,000,000)            --         (7,702,093)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                      $ 487,423,194    $ 478,556,712    $ 487,423,194    $ 478,556,712
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)



                                                                       Six-month period ended
                                                                              June 30
--------------------------------------------------------------------------------------------------
(in US dollars)                                                     1999                    1998
--------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net income                                                      $18,054,052             $8,563,977
   Items not affecting cash resources
            Due from an affiliated company                       (8,029,504)            (5,264,511)
            Due to parent company                                    10,266               (148,595)
            Accounts payable                                         (6,900)              (256,561)
            Income taxes payable                                          -                (80,000)
            Accrued interest receivable on cash equivalents          (9,210)               (69,074)

--------------------------------------------------------------------------------------------------
                                                                 10,018,704             12,745,236
==================================================================================================

FINANCING ACTIVITIES

   Issue of senior preferred stock                                        -                330,000
   Other issuance costs                                                   -               (227,596)
   Dividends                                                    (13,039,240)           (20,246,144)
--------------------------------------------------------------------------------------------------
                                                                (13,039,240)           (20,143,740)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Repayments of promissory notes                                52,559,565             25,025,467
   Securities                                                             -            (19,925,333)
--------------------------------------------------------------------------------------------------
                                                                (13,039,240)           (20,143,740)
--------------------------------------------------------------------------------------------------


INCREASE IN CASH                                                 49,539,029             (2,298,370)
Cash position, beginning of period                               22,178,668             20,003,943
--------------------------------------------------------------------------------------------------
Cash position, end of period                                     71,717,697             17,705,573
==================================================================================================



See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(unaudited)
(in U.S. dollars)


1)       Incorporation and nature of operations

         NB Capital Corporation (the "Company") was incorporated in the State of Maryland on August 20, 1997, The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300 million of preferred stock and simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $183 million. The Company used the aggregate net of proceeds of $477 million to acquire promissory notes of NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

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

         Per share data

         Basic earnings per share with respect to the Company for the six-month periods ended June 30, 1999 and 1998 are computed based upon the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company has no outstanding securities which are dilutive under this pronouncement.

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

NB CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(unaudited)
(in U.S. dollars)


3)       Promissory notes

         The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

         The promissory notes have maturities ranging from July 1999 to December 2001, at rates ranging from 6.90% to 9.77%, with a weighted average rate of approximately 8.36% per annum.

         These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

         Promissory notes as of March 31, 1999                     432,340,733
         Principal repayments                                     (33,000,341)
         ---------------------------------------------------------------------
         Promissory notes as of June 30, 1999                      399,340,392
         ---------------------------------------------------------------------

         The scheduled remaining principal repayments are as follows:

                            1999                 55,738,582
                            2000                158,640,236
                            2001                184,961,574

4)       Transactions with an affiliated company

         During the quarter ended June 30, 1999 and June 30, 1998, the Company earned interest from NB Finance, Ltd. in the amount of $8,625,280 and $9,193,356, respectively (see Note 3).

         The amount of $16,696,895 due from an affiliated company as of June 30, 1999 and $8,667,391 as of December 31, 1998, represent interest and principal repayments due on the promissory notes.

5)       Transactions with the parent company

         The Company has entered into agreements with National Bank of Canada in connection with the administration of the Company's operations. The agreements are as follows:

         Advisory agreement

         In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended June 30, 1999, and June 30, 1998, fees of $6,250 were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(unaudited)
(in U.S. dollars)


         Servicing agreement

         National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

         National Bank of Canada will receive a monthly fee equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended June 30, 1999 and June 30, 1998, the average outstanding balance of the collateralized mortgage loans were $515,508,787 and $547,293,499, respectively. During the three-month periods ended June 30, 1999 and June 30, 1998, fees of $307,792 and $393,452 respectively, were charged to the Company.

         Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended June 30, 1999, and June 30, 1998, no fee was charged to the Company.

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

NB CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(unaudited)
(in U.S. dollars)


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

Results of operations:

For the three-month periods ended June 30, 1999 and June 30, 1998, the Company reported net income of $8,962,759 and $9,119,605, respectively. Revenues, which were comprised entirely of interest income, were $9,316,968 and $9,755,547 respectively, and expenses were $354,209 and $637,942, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period. In connection with the reversal of a provision for income taxes previously reserved by the Company, a $2,000 recovery was recognized during the three-month period ended June 30, 1998.

Ninety-three percent of revenues for the three-month period ended June 30, 1999 and ninety-four percent of revenues for the three-month period ended June 30, 1998 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of eighteen pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on bank deposits and securities investment (i.e. US Treasury bills).

Expenses for the three-month periods ended June 30, 1999 and 1998, totaled $354,209 and $637,942, respectively, of which $314,042 and $399,702, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and external accounting fees.

During the three-month period ended June 30, 1999, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,269,620 ($6,270,330 for the three-month period ended June 30, 1998) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares).
Such dividends were paid on June 30, 1999 and June 30, 1998.

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of June 30, 1999, US$399 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$702 million ($480 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at June 30, 1999, the Company had cash resources of $71,717,697 which represent 14.7% of total assets compared to $22,178,668 or 4.6% of total assets as at December 31, 1998. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

The Bank has formulated a detailed plan to address the Year 2000 issue. As at April 30, 1999, all of the scheduled Year 2000 preparations have been carried out as scheduled. Almost all of the Bank's equipment and over 96% of its major systems have been certified Year 2000 compliant. Steps have been taken to request assurances from the Bank's main suppliers that their own systems are Year 2000 compliant. Special programs have been introduced to ensure that commercial clients work to minimize their risks in the transition to the Year 2000. In addition, the Bank is preparing a contingency plan providing for the implementation of backup systems and operating procedures.

Projected costs of C$43 million will be charged to income as they are incurred. As of April 30, 1999, the total costs of this project were C$28.5 million.

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

                                         NB CAPITAL CORPORATION

 Date   August 13, 1999                             /s/ Tom Doss
        ---------------                  -------------------------------------
                                                        Tom Doss
                                         Chief Financial Officer and Treasurer