Form 10-Q/A
period 1999-06-30
NB CAPITAL CORP
filed 1999-08-31
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q/A


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

NB CAPITAL CORPORATION

BALANCE SHEET


                                           June 30,             December 31,
(in US dollars)                             1999(1)                 1998
------------------------------------ --------------------- -------------------
Assets
  Cash equivalents                           $  71,717,697       $  22,178,668
  Due from an affiliated company                16,696,895           8,667,391
  Promissory notes                             399,340,392         451,899,957
  Accrued interest on cash equivalents               9,210                   -
                                             $ 487,764,194       $ 482,746,016

Liabilities
  Due to parent company                      $     314,043       $     303,777
  Dividend payable                                       0             500,000
  Accounts payable                                  26,957             837,634
                                                   341,000             837,634

Stockholders' equity
  Preferred stock, $0.01 par value per share;
     100,000,000 shares authorized,
       110 Senior preferred shares issued and paid       1                   1
     300,000 Series A shares issued and paid         3,000               3,000


  Common Stock, $0.01 par value per share;
     1,000 shares authorized,
        100 shares issued and paid                       1                   1


  Additional paid-in capital                   476,761,014         476,761,014

  Retained earnings                             10,659,178           5,144,366

                                               487,423,194         481,908,382


                                             $ 487,764,194       $ 482,746,016


--------------------------------------------------------------------------------

(1)  Unaudited

See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENT OF INCOME

(Unaudited)

                                             Three-month period ended       Six-month period ended
                                                    June 30                        June 30
(in US dollars)                               1999            1998          1999            1998
---------------------------------------------------------------------------------------------------
Revenue
 Interest income
 Cash equivalents                          $  691,688   $    562,191    $   910,572   $  1,009,926
 Promissory notes                           8,625,280      9,193,356     17,832,255     18,665,657
---------------------------------------------------------------------------------------------------
                                            9,316,968      9,755,547     18,742,827     19,675,583
---------------------------------------------------------------------------------------------------

Expenses

 Servicing and advisory fees                  314,042        399,702        640,172        811,167
 Legal and other professional fees             40,167        238,240         48,603        302,439
---------------------------------------------------------------------------------------------------
                                              354,209        637,942        688,775      1,113,606
---------------------------------------------------------------------------------------------------

Income before income taxes                  8,962,759      9,117,605      8,054,052     18,561,977
 Income taxes (recovery)                            0         (2,000)             0         (2,000)
---------------------------------------------------------------------------------------------------
Net income                                  8,962,759      9,119,605     18,054,052     18,563,977
---------------------------------------------------------------------------------------------------

Preferred stock dividends                   6,269,620      6,270,330     12,539,240     12,544,051

---------------------------------------------------------------------------------------------------
Income available to common stockholders    $2,693,139   $  2,849,275    $ 5,514,812   $  6,019,926
---------------------------------------------------------------------------------------------------

Weighted average number of common shares
 outstanding                                      100            100            100            100

---------------------------------------------------------------------------------------------------
Earnings per common share - basic          $   26,931   $     28,493    $    55,148   $     60,199
---------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------

See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                Three-month period ended            Six-month period ended
                                                         June 30                           June 30
(in US dollars)                                  1999                1998           1999              1998
------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
 Balance, beginning of period               $       3,001    $       3,001    $       3,001    $       3,000
 Senior preferred stock issued                                                                             1
------------------------------------------------------------------------------------------------------------
 Balance, end of period                             3,001            3,001            3,001            3,001
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
COMMON STOCK  AND PAID-IN CAPITAL
 Balance, beginning of period                 476,761,015      476,760,017      476,761,915      476,431,382
 Paid-in capital on issuance of senior
   preferred stock                                   --               --               --            329,999
 Paid-in capital on other issuance costs             --           (226,232)            --           (227,596)
------------------------------------------------------------------------------------------------------------
 Balance, end of period                       476,761,015      476,533,785      476,761,015      476,533,785
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
 Balance, beginning of period                   7,966,039        3,170,650        5,144,366        3,702,093
 Net income                                     8,962,759        9,119,606       18,054,052       18,563,977
 Preferred stock dividends                     (6,269,620)      (6,270,330)     (12,539,240)     (12,544,051)
 Common stock dividends                              --         (4,000,000)            --         (7,702,093)
------------------------------------------------------------------------------------------------------------
 Balance, end of period                        10,659,178        2,019,926       10,659,178        2,019,926
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                  $ 487,423,194    $ 478,556,712    $ 487,423,194    $ 478,556,712
------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)



                                                     Six-month period ended
                                                            June 30
-------------------------------------------------------------------------------
(in US dollars)                                      1999            1998
-------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net income                                          $18,054,052     $18,563,977
  Items not affecting cash resources
        Due from an affiliated company               (8,029,504)     (5,264,511)
        Due to parent company                            10,266        (148,595)
        Accounts payable                                 (6,900)       (256,561)
        Income taxes payable                                  -         (80,000)
        Accrued interest receivable on
          cash equivalents                               (9,210)        (69,074)
-------------------------------------------------------------------------------
                                                     10,018,704      12,745,236
===============================================================================

FINANCING ACTIVITIES

  Issue of senior preferred stock                             -         330,000
  Other issuance costs                                        -        (227,596)
  Dividends                                         (13,039,240)    (20,246,144)
-------------------------------------------------------------------------------
                                                    (13,039,240)    (20,143,740)
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Repayments of promissory notes                     52,559,565      25,025,467
  Securities                                                  -     (19,925,333)
-------------------------------------------------------------------------------
                                                    (52,559,565)     (5,100,134)
----------------------------------------------- --------------- ---------------


INCREASE IN CASH                                     49,539,029      (2,298,370)
Cash position, beginning of period                   22,178,668      20,003,943
-------------------------------------------------------------------------------
Cash position, end of period                         71,717,697      17,705,573
===============================================================================



-------------------------------------------------------------------------------

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

          Promissory notes as of March 31, 1999                   432,340,733
          Principal repayments                                   (33,000,341)
          -------------------------------------------------------------------
          Promissory notes as of June 30, 1999                    399,340,392
          -------------------------------------------------------------------

          The scheduled remaining principal repayments are as follows:

                             1999                  55,738,582
                             2000                 158,640,236
                             2001                 184,961,574

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

                                         NB CAPITAL CORPORATION

Date      August 31, 1999                /s/      Tom Doss
                                         ---------------------------------------
                                                  Tom Doss
                                         Chief Financial Officer and Treasurer