Form 10-Q
period 1999-09-30
NB CAPITAL CORP
filed 1999-11-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM__________TO__________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

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

         Class                              Outstanding at November 15, 1999
         Common Stock
         par value $0.01 per share                   100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----
                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements

         Balance Sheet -
                  As of September 30, 1999 and December 31, 1998               1

         Statement of Income -
                  For the three and nine-month period ended
                  September 30, 1999 and 1998                                  2

         Statement of Stockholders' Equity -
                  For the three and nine-month period ended
                  September 30, 1999 and 1998                                  3

         Statement of Cash Flows -
                  For nine-month period ended September 30, 1999 and 1998      4

         Notes to the financial statements                                     5

         Item 2. Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                    8

Part II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             11

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of September 30, 1999, the Canadian dollar exchange rate was C$1.4674 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEET

                                          September 30,      December 31,
(in US dollars)                              1999(1)             1998
--------------------------------------------------------------------------------

Assets
     Cash equivalents                     $    25,441,394     $    22,178,668
     Due from an affiliated company            14,209,752           8,667,391
     Promissory notes                         450,767,589         451,899,957
     Accrued interest on cash equivalents           7,169                  --
     ---------------------------------------------------------------------------
                                          $   490,425,904     $   482,746,016
     ===========================================================================


Liabilities
     Due to parent company                $       308,763     $       303,777
     Dividend payable                                   0             500,000
     Accounts payable                             136,212              33,857
     ---------------------------------------------------------------------------
                                                  444,975             837,634
     ===========================================================================


Stockholders' equity
     Preferred stock, $0.01 par value per share;
          10,000,000 shares authorized,
                 110 Senior preferred shares
                      issued and paid                   1                   1
             300,000 Series A shares
                      issued and paid               3,000               3,000


     Common stock, $0.01 par value per share;
               1,000 shares authorized,
                 100 shares issued and paid             1                   1


     Additional paid-in capital               476,761,014         476,761,014

     Retained earnings                         13,216,913           5,144,366

     ---------------------------------------------------------------------------
                                              489,980,929         481,908,382

     ---------------------------------------------------------------------------
                                          $   490,425,904     $   482,746,016
     ===========================================================================


--------------------------------------------------------------------------------
(1) Unaudited

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF INCOME

(Unaudited)

                                                          Three-month period ended                 Nine-month period ended
                                                                September 30                            September 30
(in US dollars)                                          1999                 1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Revenue
        Interest income
        Cash equivalents                            $    924,381         $    760,252       $   2,038,982       $   1,770,178
        Promissory notes                               8,331,826            8,803,757          26,164,081          27,469,414
------------------------------------------------------------------------------------------------------------------------------------
                                                       9,256,207            9,564,009          28,203,063          29,239,592
------------------------------------------------------------------------------------------------------------------------------------
Expenses
        Servicing and advisory fees                      308,762              178,589             948,934             989,756
        Legal and other professional fees                120,089              161,863             168,692             464,302
------------------------------------------------------------------------------------------------------------------------------------
                                                         428,851              340,452           1,117,626           1,454,058
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             8,827,356            9,223,557          27,085,437          27,785,534
        Income taxes (recovery)                                -                    -             204,029             (2,000)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                             8,827,356            9,223,557          26,881,408          27,787,534
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                              6,269,621            6,270,330          18,808,861          18,814,381
------------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders             $  2,557,735         $  2,953,227       $   8,072,547       $    8,973,153
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
outstanding                                                  100                  100                 100                100
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                   $     25,577         $     29,532       $      80,725       $     89,732
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                          Three-month period ended                 Nine-month period ended
                                                                September 30                            September 30
(in US dollars)                                          1999                 1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK

        Balance, beginning of period                $      3,001         $      3,001       $      3,001        $      3,000
        Senior preferred stock issued                          -                    -                  -                   1
------------------------------------------------------------------------------------------------------------------------------------
        Balance, end of period                             3,001                3,001              3,001               3,001
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND PAID-IN CAPITAL

        Balance, beginning of period                 476,761,015          476,533,785        476,761,015         476,431,382
        Paid-in capital on issuance of senior
        preferred stock                                        -                    -                  -             329,999
        Paid-in capital on other issuance costs                -                    -                  -            (227,596)
------------------------------------------------------------------------------------------------------------------------------------
        Balance, end of period                       476,761,015          476,533,785        476,761,015         476,533,785
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS

        Balance, beginning of period                  10,659,178            2,019,926          5,144,366           3,702,093
        Net income                                     8,827,356            9,223,557         26,881,408          27,787,534
        Preferred stock dividends                     (6,269,621)          (6,270,330)       (18,808,861)        (18,814,381)
        Common stock dividends                                 -           (2,000,000)                 -          (9,702,093)
------------------------------------------------------------------------------------------------------------------------------------
        Balance, end of period                        13,216,913            2,973,153         13,216,913           2,973,153
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                          $489,980,929         $479,509,939       $489,980,929        $479,509,939
------------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

                                                     Nine-month period ended
                                                           September 30
(in US dollars)                                       1999             1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                      $ 26,881,408      $ 27,787,534
   Items not affecting cash resources
       Due from an affiliated company             (5,542,361)       (4,459,057)
       Due to parent company                           4,986          (225,732)
       Accounts payable                              102,355          (232,631)
       Income taxes payable                                -           (80,000)
       Accrued interest receivable on
       cash equivalents                               (7,169)          (39,693)
--------------------------------------------------------------------------------
                                                  21,439,219        22,750,421
--------------------------------------------------------------------------------
FINANCING ACTIVITIES

   Issue of senior preferred stock                         -           330,000
   Other issuance costs                                    -          (227,596)
   Dividends                                     (19,308,861)      (28,516,474)
--------------------------------------------------------------------------------
                                                 (19,308,861)      (28,414,070)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES

   Investment in promissory notes                (85,989,303)                -
   Repayments of promissory notes                 87,121,671        42,853,766
   Securities                                              -       (20,215,243)
--------------------------------------------------------------------------------
                                                   1,132,368        22,638,523
--------------------------------------------------------------------------------
INCREASE IN CASH                                   3,262,726        16,974,874
Cash position, beginning of period                22,178,668        20,003,943
--------------------------------------------------------------------------------
Cash position, end of period                      25,441,394        36,978,817
================================================================================



--------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB  CAPITAL  CORPORATION

NOTES  TO  FINANCIAL  STATEMENTS
September 30, 1999
(unaudited)
(in U.S. dollars)



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

   Per share data

Basic earnings per share with respect to the Company for the nine-month periods ended September 30, 1999 and 1998 are computed based upon the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company has no outstanding securities which are dilutive under this pronouncement.

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

NB  CAPITAL  CORPORATION

NOTES  TO  FINANCIAL  STATEMENTS
September 30, 1999
(unaudited)
(in U.S. dollars)



3) Promissory notes

The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from October 1999 to December 2003, at rates ranging from 6.90% to 9.77%, with a weighted average rate of approximately 7.96% per annum.

These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

   Promissory notes as of June 30, 1999                        399,340,392
   Acquisition                                                  85,989,303
   Principal repayments                                        (34,562,106)
   -----------------------------------------------------------------------
   Promissory notes as of September 30, 1999                   450,767,589
   -----------------------------------------------------------------------

   The scheduled remaining principal repayments are as follows :
                                      1999       35,510,854
                                      2000      157,347,374
                                      2001      211,232,712
                                      2002       29,301,727
                                      2003       17,374,922

4) Transactions with an affiliated company

During the quarter ended September 30, 1999 and September 30, 1998, the Company earned interest from NB Finance, Ltd. in the amount of $8,331,826 and $8,803,757, respectively (see Note 3).

The amount of $14,209,752 due from an affiliated company as of September 30, 1999 and $8,667,391 as of December 31, 1998, represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

The Company has entered into agreements with National Bank of Canada in connection with the administration of the Company's operations. The agreements are as follows :

Advisory agreement

In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended September 30, 1999, and September 30, 1998, fees of $6,250 were charged to the Company.

NB  CAPITAL  CORPORATION

NOTES  TO  FINANCIAL  STATEMENTS
September 30, 1999
(unaudited)
(in U.S. dollars)



5) Transactions with the parent company (continued)

Servicing agreement

National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

National Bank of Canada will receive a monthly fee equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended September 30, 1999 and September 30, 1998, the average outstanding balance of the collateralized mortgage loans were $507,356,341 and $524,297,801, respectively. During the three-month periods ended September 30, 1999 and September 30, 1998, fees of $302,512 and $172,339 respectively, were charged to the Company.

   Custodian agreement

National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended September 30, 1999, and September 30, 1998, no fee was charged to the Company.

6) Stockholders' equity

   Common stock

The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock.

   Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows :

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

Results of operations:

For the three-month periods ended September 30, 1999 and September 30, 1998, the Company reported net income of $8,827,356 and $9,223,557, respectively. Revenues, which were comprised entirely of interest income, were $9,256,207 and $9,564,009 respectively, and expenses were $428,851 and $340,452, respectively. For the nine-month period ended September 30, 1999, the Company paid income tax for the amount of $204,029 representing income tax on interest earned in Canada on deposit. In connection with the reversal of a provision for income taxes previously reserved by the Company, a $2,000 recovery was recognized during the nine-month period ended September 30, 1998.

Ninety percent of revenues for the three-month period ended September 30, 1999 and ninety-two percent of revenues for the three-month period ended September 30, 1998 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of twenty two pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on bank deposits.

Expenses for the three-month periods ended September 30, 1999 and 1998, totaled $428,851 and $340,452, respectively, of which $308,762 and $178,589, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professionnal fees include charges from the external accounting fees.

During the three-month period ended September 30, 1999, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,269,621 ($6,270,330 for the three-month period ended September 30, 1998) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior preferred Shares") and 8.35% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on September 30, 1999 and September 30, 1998.

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of September 30, 1999, US$451 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$803 million ($547 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at September 30, 1999, the Company had cash resources of $25,441,394 which represent 5.2% of total assets compared to $22,178,668 or 4.6% of total assets as at December 31, 1998. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

The Bank has formulated a detailed plan to address the Year 2000 issue. As at July 31, 1999, all of the scheduled Year 2000 preparations have been carried out as scheduled. All of the Bank's equipment and major systems have been certified Year 2000 compliant. Steps have been taken to request assurances from the Bank's main suppliers that their own systems are Year 2000 compliant. Special programs have been introduced to ensure that commercial clients work to minimize their risks in the transition to the Year 2000. In addition, the Bank has created a contingency plan providing for the implementation of backup systems and operating procedures and has developed a number of prevention activities wich are already underway.

The Bank has also finished evaluating the responses of its main suppliers and commercial clients and has developed a communication plan for both its clients and employees.

In the opinion of management of the Bank, the Bank has adopted measures which serve to minimize the uncertainty and risk associated with the transition to the Year 2000. Its approach of keeping its commercial clients informed and following up with them allows the Bank to believe that neither the credit risk of its portfolio nor its results will be materially affected by the arrival of the Year 2000. However, management of the Bank cannot be certain that the transition to the Year 2000 will not cause any inconvenience, particularly in light of factors that are beyond its control and wich depend on the diligence of clients, suppliers and other parties.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

                  Exhibit No.               Description

                  11                        Computation of Earnings Per Share
                  27                        Financial Data Schedule

b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NB CAPITAL CORPORATION

Date November 15, 1999                              /s/ Tom Doss
                                          --------------------------------------
                                                        Tom Doss
                                          Chief Financial Officer and Treasurer