Form 10-K
period 1999-12-31
NB CAPITAL CORP
filed 2000-03-31
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

                               TITLE OF EACH CLASS

         8.35% Noncumulative Exchangeable Preferred Stock, Series A, par value $ .01 per share, traded in the form of Depositary Shares, each representing a one-fortieth interest therein

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 31, 1999, all Common Stock, par value $ .01 per share, was held by an affiliate.

         As of December 31, 1999, the number of shares of Common Stock outstanding was 100.

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

                                  EXCHANGE RATE

         References to $ are to United States dollars; references to C$ are to Canadian dollars. As of December 31, 1999, the Canadian dollar exchange rate was C$1.4433 = $1.00 and certain amounts stated herein reflect such exchange rate.

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

         The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of twenty-two "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the "Mortgage Loans. " Hypothecation loans are loans secured by the pledge of mortgages as security therefor. The Mortgage Loans consist of twenty-two pools of, at December 31, 1999, an aggregate 11,168 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

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

         Holders of the Series A Preferred Shares, by purchasing the Series A Preferred Shares, have agreed to be bound by the unconditional obligation to exchange such Series A Preferred Shares for the Bank Preferred Shares upon the occurrence of an Exchange Event. The obligation of the holders of the Series A Preferred Shares to surrender such shares and the obligation of the Bank to issue the Bank Preferred Shares in exchange for the Series A Preferred Shares shall be enforceable by the Bank and such holders, respectively, against the other.

         Upon the occurrence of an Exchange Event, the Bank Preferred Shares to be issued as part of an automatic exchange would constitute a newly issued series of First Preferred Shares of the Bank and would constitute 100% of the issued and outstanding Bank Preferred Shares. The Bank Preferred Shares would have the same liquidation preference and be subject to redemption on the same terms as the Series A Preferred Shares (except that there would be no redemption for certain tax-related events). Any accrued and unpaid dividends on the Series A Preferred Shares as of the Time of Exchange would be accounted for as accrued and unpaid dividends on the Bank Preferred Shares. The Bank Preferred Shares would rank pari passu, in terms of dividend payments and liquidation preference, with, or senior to, any outstanding First Preferred Shares of the Bank. The Bank Preferred Shares would not entitle the holders to vote except in certain circumstances. Dividends on the Bank Preferred Shares would be non-cumulative and payable at the rate of 8.45% per annum of the liquidation preference, if, when and as declared by the Board of Directors of the Bank. The Bank does not intend to apply for listing of the Bank Preferred Shares on any national securities exchange or for quotation of the Bank Preferred Shares through the National Association of Securities Dealers Automated Quotation System. Absent the occurrence of an Exchange Event, however, the Bank will not issue any Bank Preferred Shares, although the Bank will be able to issue First Preferred Shares in series other than that of the Bank Preferred Shares. There can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained.

         Holders of the Series A Preferred Shares cannot exchange the Series A Preferred Shares for the Bank Preferred Shares voluntarily. In addition, absent the occurrence of an automatic exchange, holders of the Series A Preferred Shares will have no dividend, voting, liquidation preference or other rights with respect to the Bank or any security of the Bank.

Advisory Agreement

         The Company entered into the Advisory Agreement with the Bank to administer the day-to-day operations of the Company. The Bank is responsible for
(i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of, Mortgage Assets held by the Company, (iii) holding documents relating to the Company's Mortgage Assets as custodian, (iv) monitoring the Company's compliance with the requirements necessary to qualify as a REIT and
(v) maintaining its status as a lender approved by the National Housing Act (an "NHA-Approved Lender"). As long as any Series A Preferred Shares and, accordingly, any Depositary Shares remain outstanding, the Company may not renew, terminate, or modify the Advisory Agreement without the approval of a majority of the Board of Directors of the Company (the "Board of Directors") as well as of a majority of the Independent Directors. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or any affiliate of the Bank. The Bank may, with the approval of a majority of the Board of Directors as well as a majority of the Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to one or more related or unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from any of its obligations under the Advisory Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Advisory Agreement.

         The Advisory Agreement had an initial term of one year, and twice has been renewed for additional one-year periods. The Advisory Agreement may be terminated by the Company at any time upon 60 days' prior written notice. As long as any of the Series A Preferred Shares or Depositary Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank is entitled to receive an advisory fee equal to US$25,000 payable in equal quarterly installments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depositary Shares.

Servicing Agreement

         The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced.

         The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

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

Investment Policy

         The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest at least 85% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 1999, Mortgage Assets issued by NB Finance comprised 83.5% of the Company's portfolio.

         The Company expects to continue to follow the foregoing investment policy. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders. Subject to the foregoing and other than with respect to commercial mortgage loans that cannot comprise more than 5% of the Company's portfolio, there is no specific policy with respect to the amount or percentage of assets that will be invested in any specific property. All investments will be made primarily for income.

Description of the Mortgage Assets

         The Mortgage Assets issued by NB Finance are comprised of twenty-two hypothecation loans issued by NB Finance to the Company. As of December 31, 1999, the principal amount of the Mortgage Assets was approximately US$404 million. Each of the twenty-two hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 1999, the Mortgage Loans were comprised of, in the aggregate, 11,168 Mortgage Loans in an aggregate amount of approximately C$720 million (US$499 million). The value of each pool of Mortgage Loans comprising the Mortgage Loans exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are overcollateralized by the Mortgage Loans. The aggregate amount of such overcollateralization is, as of December 31, 1999, US$95 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

         Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2000 to December 2003. The Mortgage Assets pay interest at rates ranging from 6.90% to 9.77%, with an average rate of approximately 8.37% per annum.

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

         As a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 95% of its "REIT taxable income. " REIT taxable income is essentially taxable income, as determined in accordance with the Code, with certain adjustments. The most significant of such adjustments are (i) no deduction is allowed for dividends received, (ii) a deduction is allowed for dividends paid (other than the portion of any dividend attributable to net income from foreclosure property) and for taxes imposed for failing to satisfy certain statutory REIT requirements, and (iii) net income from foreclosure property and net income derived from prohibited transactions is excluded from the determination.

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

         As of October 31, 1999, the Bank held more than C$13 billion of residential mortgage assets. Slightly more than 75% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). The market share of the Bank for such mortgages in Quebec is approximately 18.4% compared with a significantly greater market share for Caisses Populaires Desjardins.

ITEM 2: PROPERTIES

General

         The principal executive offices of the Company are located in the U.S. branch office of the Bank at 125 West 55th Street, New York, New York 10019. The Company neither owns nor leases any properties.

ITEM 3: LEGAL PROCEEDINGS

         The Company is not the subject of any material litigation. The Company is not currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the Mortgage Assets issued by NB Finance or the Mortgage Loans other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since the incorporation of the Company, the Bank has owned, and the Bank expects to continue to own, all of the issued and outstanding shares of the Common Stock of the Company. The Common Stock is the Company's only class of common equity issued and outstanding. Accordingly, there is no established public trading market for the Company's common equity.

         For the year ended December 31, 1998, the Company paid three dividends with respect to the Common Stock in the aggregate amount of $9,702,093. For the year ended December 31,1999, the company paid one dividend with respect to the Common Stock in an amount of $9,075,000.

         On January 19, 1998, the Company sold 110 shares of its Adjustable Rate Cumulative Senior Preferred Shares, par value $.01 per share (the "Senior Preferred Shares") in a nonpublic offering. The Senior Preferred Shares are not and were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"). The offering of the Senior Preferred Shares was not underwritten. The Senior Preferred Shares were offered to (a) accredited investors (as defined in Rule 501(a) of Regulation D under the Securities Act) in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act relating to transactions not involving a public offering and (b) certain directors and officers of the Company and its affiliates who reside in Canada and who were able to make certain representations and warranties. Investors were required to complete an Investor Questionnaire to verify their status as (a) an accredited investor or (b) a resident of Canada in the provinces of Quebec or Ontario. The Senior Preferred Shares are not convertible or exchangeable. The Senior Preferred Shares were offered and sold for $3,000 each or $330,000 in the aggregate and the proceeds were used to meet the working capital needs of the Company.

ITEM 6: SELECTED FINANCIAL DATA



                                                         Year Ended           Year Ended        September 3, 1997
                                                     December 31, 1999     December 31, 1998            to
                                                                                                   December 31,
                                                                                                       1997

Statement of Income Data:
Operating Revenues................................  US$     37,426,460    US$      38,802,112  US$     12,993,939
Income from Operations Before Income Taxes........          35,915,518             36,728,402          11,993,093
Income Taxes (Recovery)...........................                   -                   (675)             80,000
                                                    ------------------    -------------------- ------------------
Income from Operations............................          35,915,518             36,729,077          11,913,093
Income from Operations per Common Share...........             359,155                367,291             119,131
Balance Sheet Data:
Total assets......................................  US$    484,025,426    US$     482,746,016  US$    481,022,332
Total liabilities.................................           3,355,007                837,634             885,857
Stockholders' Equity..............................         480,670,419            481,908,382         480,136,475
Cash Dividends Declared per Common Share..........             120,750                102,020                   -

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

Results of Operations

         Income from continuing operations for the year ended December 31, 1999 decreased by $1,375,652 or 3.5% over the prior year ended December 31, 1998 and increased by $24,432,521 or 188% over the prior period ended December 31,1997. Operating revenues for the year ended December 31, 1999, the year ended December 31,1998 and the period ended December 31,1997, which were comprised entirely of interest income, were $37,426,460, $38,802,112 and $12,993,939, respectively.
Because the Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

         Ninety-four percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of twenty two pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper of National Bank of Canada and U.S. Treasury bills).

         Expenses for the year ended December 31, 1999, the year ended December 31, 1998 and the period ended December 31,1997 totaled $1,510,942, $2,073,710 and $1,000,846, respectively, of which $1,276,740, $1,293,533 and $548,297, respectively, represent servicing and advisory fees paid to the Bank pursuant to the Servicing Agreement and the Advisory Agreement. Pursuant to those agreements, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

         During the year ended December 31, 1999, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,078,481 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares) and a dividend of $12,075,000 on Common Stock.

Capital Resources and Liquidity

         The Company's revenues are derived from its Mortgage Assets. As of December 31, 1999, US$404 million of Mortgage Assets issued by NB Finance were over-collateralized by the C$720 million (US$499 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

         The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

         As at December 31, 1999, the Company had cash resources of $58,048,336, which represent 12.0% of total assets compared to $22,178,668 or 4.6% of total assets as at December 31, 1998 and $20,003,943 which represent 4.2% of total assets as at December 31,1997. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 15% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

         The Bank began studying the issue associated with the changeover to the year 2000 in 1996 when it set up a task force - the National Bank 2000 team. This group of experts was given the mandate to mobilize the necessary resources to analyze information technology systems, identify and correct problems, as well as ensure the continuity of operations and customer service. An operating budget of $43 million was allocated to the National Bank 2000 team for 1997 through to 2000. As at October 31,1999, 85% of this budget had been spent. The National Bank 2000 team continues to carry out its mandate, set to end in the middle of fiscal year 2000.

         In the opinion of management, the Bank ensured that the necessary preparations were carried out so that its systems functioned normally during the changeover to the year 2000. The Bank has not experienced any problems with customer accounts, financial data or any of its technology systems. Accordingly, the Bank's ability to administer, performance and service the Mortgage Loans for the Company was not interrupted. Similarly, the Company did not experience any problems with other party service providers.

         The Company, through the National Bank 2000 team, will continue to monitor its systems for any unanticipated issues that may not yet have manifested until the middle of fiscal year 2000.

Disclosure About Market Risk

         Any market risk to which the Company would be exposed would result from fluctuations in (a) interest rates and (b) currency exchange rates affecting the interest payments received by the Company in respect of the Mortgage Assets issued by NB Finance. Since the Mortgage Assets are significantly overcollateralized by the Mortgage Loans, interest rate fluctuations should not present significant market risk. The Company expects that the interest and principal generated by the Mortgage Loans should enable full payment by NB Finance of all of its obligations as they come due. Since the Mortgage Loans are guaranteed by a fixed ratio of exchange predetermined on the date of purchase and applicable until the maturity of the Mortgage Loans pursuant to the Mortgage Loan Assignment Agreement, fluctuations in currency exchange rates should not present significant market risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are contained on pages F-1 through F-9 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



         Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Directors and Executive Officers

         The Board of Directors of the Company consists of the individuals set forth below. Mr. Belzile and Mr. Michel are Independent Directors. The Company currently has six employees and does not anticipate that it will require additional employees.

         As of December 31, 1999, the persons who are directors and executive officers of the Company are as follows:

  Name                 Age      Position and Offices Held         Director Since
  ----                 ---      -------------------------         --------------

  Andre Belzile         38      Director                               1999

  Alain Michel          50      Director                               1997

  Frank de Vries        44      Director; Chairman of the Board;
                                Chief Executive Officer;
                                President                              1999

  Thomas Doss           53      Director; Chief Financial
                                Officer; Treasurer                     1998

  Pierrette Lacroix     51      Director; Vice President               1998

         James J. Hanks, Jr. (Secretary), Violaine Des Roches (Assistant Secretary) and Jean Dagenais (Vice President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company.

         Mr. Belzile has been Vice-president and Chief Financial Officer of Cascades Inc since 1992. Prior to that, he was Corporate Director of Finances of Cascades Inc from 1990. Prior to that, he worked as an external auditor for the accounting firm of Coopers & Lybrand from 1984 to 1986. Mr. Belzile is a member of the Board of Directors of Cascades Inc.

         Mr. Michel has been Senior Vice President and Chief Financial Officer of Le Groupe Videotron Ltee since September 1994. Prior to that, he was Vice President of Finance and Treasurer of Videotron beginning in July 1992. Mr.Michel is a member of the Board of Directors of Group Goyette Inc., a public transportation company. He is Vice-Chairman of the Board of Optel Inc.

         Ms. Pierrette Lacroix joined the Montreal Head Office of National Bank of Canada in 1975. As senior officer, she has been involved in various functions related to the Treasury area of the Bank and has, over the years, participated in several task forces within the Bank. She came to the United States in May 1993 to assume the position of Senior Vice President and Treasurer of the USA Division. As such, she is responsible for the management of all Treasury-related activities for the USA, including asset/liability management. She is also a member of the USA Division's Management Committee.

         Mr. Doss joined the Bank in 1981 and was elected Vice President, Credit (U.S.) in 1988. He is an officer of several of the Bank's U.S. subsidiaries and is a director of National Canada Finance Corp. and NB Finance.

         Mr. De Vries has been Senior Vice President, United States, of the Bank since September 1999. He joined the Bank in 1986 and previously occupied the positions of Manager Real Estate (1986-1987), Senior Manager North American Corporate Banking and Real Estate Banking (1987-1989), Senior Manager Credit Banking (1989-1992), Vice-President Special Loan Group Ontario, Western Canada, USA and Real Estate Banking, Senior Vice-President and General Manager United States (1998-1999). He is also a member of the Board of Directors of several of the Bank 's subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Mr. Belzile and Mr. De Vries failed to file a timely Initial Statement of Beneficial Ownership of Securities on Form 3 ("Form 3"). Both of the foregoing filed a delinquent Form 3 on a timely filed Annual Statement of Beneficial Ownership of Securities on Form 5. Both of the foregoing were required to file a Form 3 solely as a result of holding a directorship in the Company. Neither of the foregoing owned at any time or currently owns any securities of the Company. No other reports were delinquent.

ITEM 11: EXECUTIVE COMPENSATION

                           Summary Compensation Table


                                                 Annual Compensation                           Long Term
                                                 -------------------
                                                                                              Compensation
                                                                                                 Awards
                                                                                                 ------
     Name and Principal Position        Year        Salary       Bonus         Other           Securities         All Other
     ---------------------------       -------   ------------  ---------       -----
                                                                               Annual          Underlying       Compensation
                                                                               ------                          --------------
                                                                            Compensation         SARs(#)
                                                                            ------------       ------------

Frank De Vries, CEO(1), (3)            1999       $185,000     $98,200(4)    $  9,897(5)           20,700              -

Harvey Brooks, CEO(2), (3)             1999       $124,137     $63,404       $63,987(6)              -                 -

--------------------------

(1)  Mr. De Vries was appointed CEO of the Company in September 1999.
(2) Mr. Brooks was appointed CEO of the Company in December 1998 and held such office until replaced by Mr. De Vries in September 1999.
(3) Compensation disclosed in this table for Mr. De Vries and Mr. Brooks was paid in consideration for all of Mr. De Vries' and Mr. Brooks' respective services to the Bank and its subsidiaries. Only a portion of such compensation is attributable to their respective services to the Company, which portion was charged back to the Company by the Bank pursuant to the terms of the Advisory Agreement. No executive officer of the Company was paid more than US$100,000 of compensation for the fiscal year ended December 31,

     1999 that would be attributable to services performed for the Company and its subsidiaries and thus are not included in this table.
(4)  Bonus granted in December 1999. (Paid in January 2000)
(5) Represents the imputed income related to allowances for auto, parking and education.
(6) Represents allowances for car, housing and a special allowance for tax that was paid as a result of the housing accomodations.

SAR Grants in Last Fiscal Year

         The following table provides information about stock appreciation rights ("SARs") awarded to Harvey Brooks and Frank De Vries during the fiscal year ended December 31, 1999:

                       SAR Grants in the Last Fiscal Year

                                                        Individual Grants(1)
                                                        --------------------                      Potential
                                           Number of     % of Total                               Realizable Value at
                                          Securities        SARs                                  Assumed Annual
                                          Underlying       Granted                                Rates of Stock Price
                                             SARs            to                                   Appreciation
                                            Granted       Employees       Base                    for SAR Term(2)
                                                          in Fiscal       Price     Expiration    ------------------------
Name                                           (#)          Year         (C$/Sh)       Date       5% (C$)         10% (C$)
----                                     -------------  ------------   ----------  ------------   -------   --------------

Harvey Brooks                                        -  -              -           -                     -           -


Frank De Vries                                  20,700  1.1%           $17.35      Dec. 31,         17,957         35,915
                                                                                   2009

------------------

(1)The SARs granted to Harvey Brooks and Frank De Vries vest in four equal annual installments commencing on the first anniversary of their date of grant.

(2)Potential gains on SARs are net of base price, but before taxes associated with exercise.

                                                       Pension Plan Table

    Canadian Dollars                                         Years of Service
      Remuneration

                                      15             20              25              30              35
                              ------------------------------------------------------------------------------
          C$100,000                 C$26,382       C$34,993        C$43,605        C$52,407        C$61,382

            125,000                   32,299         40,910          49,521          58,323          67,298

            150,000                   38,216         46,827          55,438          64,240          73,215

            175,000                   44,132         52,743          61,355          70,157          79,132

            200,000                   50,049         58,660          67,271          76,073          85,048

            225,000                   55,966         64,577          73,188          81,990          90,965

            250,000                   61,882         70,493          79,105          87,907          96,882

            300,000                   61,882         70,493          79,105          87,907          96,882

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 1999, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank's address is National Bank Tower, 600 de La Gauchetiere West, Montreal, Quebec, H3B 4L2. No officer or director beneficially owns more than five percent of any class of the Company's securities.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business-Advisory Agreement." The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business-Servicing Agreement."

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

     (b) During the quarter ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st of March, 2000.
                                        NB CAPITAL CORPORATION
                                            (Registrant)



                                        By: /s/ Frank De Vries
                                           -------------------------------------
                                           Frank De Vries
                                           Chief Executive Officer, President
                                           (Principal Executive Officer)



                                        By: /s/ Thomas Doss
                                           -------------------------------------
                                           Thomas Doss
                                           Chief Financial Officer, Treasurer
                                           (Principal Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2000.



                                        By: /s/ Alain Michel
                                           -------------------------------------
                                           Alain Michel
                                           Director



                                        By: /s/ Andre Belzile
                                           -------------------------------------
                                           Andre Belzile
                                           Director



                                        By: /s/ Pierrette Lacroix
                                           -------------------------------------
                                           Pierrette Lacroix
                                           Director



                                        By: /s/ Frank De Vries
                                           -------------------------------------
                                           Frank De Vries
                                           Director



                                        By: /s/ Thomas Doss
                                           -------------------------------------
                                           Thomas Doss
                                           Director

                    NB CAPITAL CORPORATION

                    Financial statements as of December 31, 1999, 1998, and 1997 and
                    Independent Auditors' Report

NB CAPITAL CORPORATION
Table of contents

================================================================================


Independent Auditors' Report..................................................F1


Balance sheets................................................................F2


Statements of income..........................................................F3


Statements of stockholders' equity............................................F4


Statements of cash flows......................................................F5


Notes to the financial statements..........................................F6-F9

Deloitte &
    Touche
[GRAPHIC OMITTED]
-----------------             --------------------------------------------------
                              Deloitte & Touche, LLP
                              Chartered Accountants
                              1 Place Ville-Marie      Telephone: (514) 393-7115
                              Suite 3000               Facsimile: (514) 390-4111
                              Montreal QC  H3B 4T9



Independent Auditors' Report


To the Board of Directors and Stockholders of NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 and for the period from August 20, 1997 (date of incorporation) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the two years in the period ended December 31, 1999 and for the period from August 20, 1997 (date of incorporation) to December 31, 1997, in conformity with generally accepted accounting principles in the United States of America.



/s/ Deloitte & Touche LLP

Chartered Accountants

Montreal, Canada

January 27, 2000



---------------
Deloitte Touche
Tahmatsu

NB CAPITAL CORPORATION

Balance sheets
as of December 31, 1999 and 1998
(in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                  1999                  1998
-------------------------------------------------------------------------------------------------------------------
                                                                                    $                     $


Assets
    Cash and cash equivalents                                                   58,048,336             22,178,668
    Due from an affiliated company                                              22,056,729              8,667,391
    Promissory notes                                                           403,846,210            451,899,957
    Accrued interest on cash equivalents                                            74,151                      -
-------------------------------------------------------------------------------------------------------------------
                                                                               484,025,426            482,746,016
-------------------------------------------------------------------------------------------------------------------


Liabilities
    Due to the parent company                                                      327,807                303,777
    Accounts payable                                                                27,200                 33,857
    Dividend payable                                                             3,000,000                500,000
-------------------------------------------------------------------------------------------------------------------
                                                                                 3,355,007                837,634
-------------------------------------------------------------------------------------------------------------------


Stockholders' equity
    Preferred stock, $0.01 par value per share;
          10,000,000  shares authorized,
             300,000  Series A shares issued and paid                                3,000                  3,000
                 110  Senior preferred shares issued and paid                            1                      1

    Common stock, $0.01 par value per share;
               1,000  shares authorized,
                 100  shares issued and paid                                             1                      1

    Additional paid-in capital                                                 476,761,014            476,761,014

    Retained earnings                                                            3,906,403              5,144,366
-------------------------------------------------------------------------------------------------------------------
                                                                               480,670,419            481,908,382
-------------------------------------------------------------------------------------------------------------------
                                                                               484,025,426            482,746,016
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                  Page F2 of F9

NB CAPITAL CORPORATION

Statements of income
years ended December 31, 1999, 1998 and 1997
(in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------
                                                           1999                   1998                  1997
-------------------------------------------------------------------------------------------------------------------
                                                             $                      $                     $
                                                        (12 months)            (12 months)           (4 months)


Revenue
    Interest income
        Short-term investments                             2,279,534               741,571                133,403
        Promissory notes                                  34,972,083            36,290,389             12,760,418
        Bank interest                                        174,843             1,770,152                100,118
-------------------------------------------------------------------------------------------------------------------
                                                          37,426,460            38,802,112             12,993,939
-------------------------------------------------------------------------------------------------------------------

Expenses
    Legal                                                    125,490               314,886                226,144
    Other professional fees                                  108,712               465,291                226,405
    Servicing fees                                         1,251,740             1,268,533                539,964
    Advisory fees                                             25,000                25,000                  8,333
-------------------------------------------------------------------------------------------------------------------
                                                           1,510,942             2,073,710              1,000,846
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                35,915,518            36,728,402             11,993,093
(Recovery) income taxes                                            -                  (675)                80,000
-------------------------------------------------------------------------------------------------------------------
Net income                                                35,915,518            36,729,077             11,913,093

Preferred stock dividends                                 25,078,481            25,084,711              8,211,000
-------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                   10,837,037            11,644,366              3,702,093
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common
    shares outstanding                                           100                   100                    100
-------------------------------------------------------------------------------------------------------------------

Earnings per common share - basic                            108,370               116,444                 37,021
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                  Page F3 of F9

NB CAPITAL CORPORATION

Statements of stockholders' equity
as of December 31, 1999, 1998 and 1997
(in U.S. dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                Series A      Senior                     Additional
                                               Preferred    Preferred     Common          Paid-in        Retained
                                                 Stock        Stock        Stock          Capital        Earnings          Total
------------------------------------------------------------------------------------------------------------------------------------
                                                   $            $            $               $               $               $

Stockholders' equity as of
    December 31, 1997                              3,000              -           1      476,431,381       3,702,093    480,136,475
------------------------------------------------------------------------------------------------------------------------------------

Issuance of senior preferred stock, net
    of issuance costs of $366                          -              1           -          329,633               -        329,634

Net income                                             -              -           -                -      36,729,077     36,729,077

Dividends on senior preferred stock and
    Series A preferred stock                           -              -           -                -     (25,084,711)   (25,084,711)

Dividend on common stock                               -              -           -                -     (10,202,093)   (10,202,093)
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity as of
    December 31, 1998                              3,000              1           1      476,761,014       5,144,366    481,908,382
------------------------------------------------------------------------------------------------------------------------------------

Net income                                             -              -           -                -      35,915,518     35,915,518

Dividends on senior preferred stock and
    Series A preferred stock                           -              -           -                -     (25,078,481)   (25,078,481)

Dividend on common stock                               -              -           -                -     (12,075,000)   (12,075,000)
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity as of
    December 31, 1999                              3,000              1           1      476,761,014       3,906,403    480,670,419
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


                                  Page F4 of F9

NB CAPITAL CORPORATION

Statements of cash flows
years ended December 31, 1999, 1998 and 1997
(in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------
                                                           1999                   1998                  1997
-------------------------------------------------------------------------------------------------------------------
                                                             $                      $                     $
                                                        (12 months)            (12 months)           (4 months)


Operating activities
    Net income                                            35,915,518            36,729,077             11,913,093
    Items not affecting cash resources
        Due from an affiliated company                   (13,389,338)           (4,162,827)            (4,504,564)
        Due to the parent company                             24,030              (244,520)               548,297
        Accounts payable and income
           taxes payable                                      (6,657)             (303,703)               337,560
        Accrued interest on cash
           equivalents                                       (74,151)                    -                      -
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities             22,469,402            32,018,027              8,294,386
-------------------------------------------------------------------------------------------------------------------

Investing activities

    Investment in promissory notes                       (85,989,303)          (55,716,724)          (476,588,453)
    Repayments of promissory notes                       134,043,050            60,330,592             20,074,628
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing
        activities                                        48,053,747             4,613,868           (456,513,825)
-------------------------------------------------------------------------------------------------------------------

Financing activities

    Issue of senior preferred stock, net of costs                  -               329,634                      -
    Issue of common stock                                          -                     -            183,338,454
    Issue of Series A preferred stock, net
        of discount and fees                                       -                     -            293,095,928
    Dividends                                            (34,653,481)          (34,786,804)            (8,211,000)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing
        activities                                       (34,653,481)          (34,457,170)           468,223,382
-------------------------------------------------------------------------------------------------------------------

Cash position, beginning of year                          22,178,668            20,003,943                      -
-------------------------------------------------------------------------------------------------------------------
Cash position, end of year                                58,048,336            22,178,668             20,003,943
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.





                                  Page F5 of F9

NB CAPITAL CORPORATION

Notes to the financial statements
years ended December 31, 1999, 1998 and 1997
(in U.S. dollars)
--------------------------------------------------------------------------------

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

2.  Significant accounting policies

        Financial statements

        The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars.

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

        Per share data

        Basic earnings per share with respect to the Company for the years ended December 31, 1999 and 1998 and for the four-month period ended December 31, 1997 are computed based upon the weighted average number of common shares outstanding during the year.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.



                                  Page F6 of F9

NB CAPITAL CORPORATION

Notes to the financial statements
years ended December 31, 1999, 1998 and 1997
(in U.S. dollars)
--------------------------------------------------------------------------------

3.  Promissory notes

        The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

        The promissory notes have maturities ranging from January 2000 to December 2003, at rates ranging from 6.90% to 9.77%, with a weighted average rate of approximately 8.37% per annum.

        These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

                                                     1999             1998
                                                --------------------------------
                                                      $                $

        Promissory notes, beginning of year       451,899,957       456,513,825
        Acquisitions                               85,989,303        55,716,724
        Principal repayments                     (134,043,050)      (60,330,592)
        ------------------------------------------------------------------------
        Promissory notes, end of year             403,846,210       451,899,957
        ------------------------------------------------------------------------

        The scheduled principal repayments as of December 31, 1999 are as follows:

                                                   $

                           2000                154,305,893
                           2001                204,485,467
                           2002                 28,598,917
                           2003                 16,455,933





                                  Page F7 of F9

NB CAPITAL CORPORATION

Notes to the financial statements
years ended December 31, 1999, 1998 and 1997
(in U.S. dollars)
--------------------------------------------------------------------------------

4.  Transactions with an affiliated company

        During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $34,972,083 ($36,290,389 in 1998 and $12,760,418 in 1997) (see Note 3).

        The amounts due from an affiliated company as of December 31, 1999 and 1998 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

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

        The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $525,133,159 ($540,268,000 in 1998). During the year, fees of
        $1,251,740 ($1,268,533 in 1998 and $539,964 in 1997) were charged to the
        Company.

        Custodian agreement

        National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 1999, 1998 and for the four-month period ended December 31, 1997, no fee was charged to the Company.



                                  Page F8 of F9

NB CAPITAL CORPORATION

Notes to the financial statements
years ended December 31, 1999, 1998 and 1997
(in U.S. dollars)
--------------------------------------------------------------------------------

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

        Preferred stock

        The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows:

          o 300,000 shares authorized and issued as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States of America and in Canada, on or after September 3, 2002.

               Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada.

               These Series A shares are traded in the form of Depositary Shares, each representing a one-fortieth interest therein.

          o 1,000 shares authorized and 110 shares issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-cumulative Exchangeable Preferred Stock, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holders' option on December 30, 2007 and every ten-year anniversary thereof.



                                  Page F9 of F9

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

   10.13(i) Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

   10.13(ii)        Mortgage Loan Assignment Agreement dated as of
                    December 4, 1998 among NB Finance, Ltd., NB Capital
                    Corporation and National Bank of Canada**

   10.14(i) Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital
                    Corporation**

   10.14(ii)        Promissory Note representing $29,880,126.51 executed
                    by NB Finance, Ltd. in favor of NB Capital
                    Corporation**

   27               Financial Data Schedule***

* As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).
** As previously filed on Form 10-K of the Company for the year ended December 31, 1998.
***  As filed herewith.