Form 10-Q
period 2000-03-31
NB CAPITAL CORP
filed 2000-05-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO________


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

         Class                      Outstanding at May 15, 2000
     Common Stock
     par value $0.01 per share             100

                             NB CAPITAL CORPORATION

                                      Index

                                                                            Page

Part I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                 Balance Sheets -
                        As of March 31, 2000 and December 31, 1999            1

                 Statements of Income -
                        For the three-month periods ended
                          March 31, 2000 and 1999                             2

                 Statements of Stockholders' Equity -
                        For the three-month periods ended
                          March 31, 2000 and 1999                             3

                 Statements of Cash Flows -
                        For three-month periods ended
                          March 31, 2000 and 1999                             4

                 Notes to the financial statements                            5

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                         8

Part II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            11

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of March 31, 2000, the Canadian dollar exchange rate was C$1.4494 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION


BALANCE  SHEETS





                                                   March 31,        December 31,
   (in U.S. dollars)                               2000 (1)             1999
--------------------------------------------------------------------------------


Assets
    Cash and cash equivalents                      $121,945,461     $ 58,048,336
    Due from an affiliated company                   13,360,009       22,056,729
    Promissory notes                                347,745,820      403,846,210
    Accrued interest on cash equivalents                 18,197           74,151
--------------------------------------------------------------------------------
                                                    483,069,487      484,025,426
================================================================================


Liabilities
    Due to the parent company                           283,575          327,807
    Accounts payable                                     57,925           27,200
    Dividend payable                                          0        3,000,000
--------------------------------------------------------------------------------
                                                        341,500        3,355,007
--------------------------------------------------------------------------------


Stockholders' equity
    Preferred stock, $0.01 par value per share;
      10,000,000 shares authorized,
             110 Senior preferred shares issued
                and paid                                      1                1
         300,000 Series A shares issued and paid          3,000            3,000


    Common stock, $0.01 par value per share;
           1,000 shares authorized,
             100 shares issued and paid                       1                1


    Additional paid-in capital                      476,761,014      476,761,014

    Retained earnings                                 5,963,971        3,906,403
--------------------------------------------------------------------------------
                                                    482,727,987      480,670,419
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                    483,069,487      484,025,426
================================================================================


--------------------------------------------------------------------------------
(1) Unaudited

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS  OF  INCOME

(Unaudited)
                                                      Three-month periods ended
                                                              March 31
 (in U.S. dollars)                                     2000               1999
--------------------------------------------------------------------------------

Revenue
    Interest income
      Cash equivalents                               $ 1,184,638     $   218,884
      Promissory  notes                                7,585,974       9,206,975
--------------------------------------------------------------------------------
                                                       8,770,612       9,425,859
--------------------------------------------------------------------------------


Expenses

    Servicing and advisory fees                          283,573         326,130
    Legal and other professional fees                    158,845           8,436
--------------------------------------------------------------------------------
                                                         442,418         334,566
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Net income                                             8,328,194       9,091,293
--------------------------------------------------------------------------------

Preferred stock dividends                              6,270,626       6,269,620

--------------------------------------------------------------------------------
Income available to common stockholders                2,057,568       2,821,673
--------------------------------------------------------------------------------

Weighted average number of common shares outstanding         100             100

--------------------------------------------------------------------------------
Earnings per common share - basic                         20,576          28,217
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
                                                      Three-month periods ended
                                                              March 31
 (in U.S. dollars)                                     2000               1999
--------------------------------------------------------------------------------

PREFERRED STOCK
    Balance, beginning and end of period       $      3,001        $      3,001
    ----------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
    Balance, beginning and end of period        476,761,015         476,761,015
    ----------------------------------------------------------------------------


RETAINED EARNINGS
    Balance, beginning of period                  3,906,403           5,144,366
    Net income                                    8,328,194           9,091,293
    Preferred stock dividends                    (6,270,626)         (6,269,620)
    ----------------------------------------------------------------------------
    Balance, end of period                        5,963,971           7,966,039
    ----------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                      482,727,987         484,730,055
--------------------------------------------------------------------------------









--------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS  OF  CASH FLOWS

(Unaudited)

                                                     Three-month periods ended
                                                             March 31
(in U.S. dollars)                                     2000               1999
--------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                         $  8,328,194     $ 9,091,293
  Items not affecting cash resources
        Due from an affiliated company                8,696,720      (1,721,089)
        Due to the parent company                       (44,232)         22,353
        Accounts payable                                 30,725           1,800
        Accrued interest receivable on
          cash equivalents                               55,954         (10,815)
--------------------------------------------------------------------------------
                                                     17,067,361       7,383,542
--------------------------------------------------------------------------------

FINANCING ACTIVITIES

  Dividends                                          (9,270,626)     (6,769,620)
--------------------------------------------------------------------------------
                                                     (9,270,626)     (6,769,620)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Repayments of promissory notes                     56,100,390      19,559,224
--------------------------------------------------------------------------------
                                                     56,100,390      19,559,224
--------------------------------------------------------------------------------

Increase in cash                                     63,897,125      20,173,146
Cash position, beginning of period                   58,048,336      22,178,668
--------------------------------------------------------------------------------
Cash position, end of period                        121,945,461      42,351,814
================================================================================




See accompanying notes to financial statements.
--------------------------------------------------------------------------------

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
March 31, 2000
(unaudited)
(in U.S. dollars)

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

     Per share data

     Basic earnings per share with respect to the Company for the three-month periods ended March 31, 2000 and 1999 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
March 31, 2000
(unaudited)
(in U.S. dollars)

3)   Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from July 2000 to December 2003, at rates ranging from 6.895% to 9.774%, with a weighted average rate of approximately 8.467% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of December 31, 1999              403,846,210
     Principal repayments                                  (56,100,390)
     ------------------------------------------------------------------
     Promissory notes as of March 31, 2000                 347,745,820


     The scheduled  principal repayments as of March 31,2000 are as follows:

                             2000     130,704,661
                             2001     248,567,341
                             2002      35,204,433
                             2003      20,205,841

4)   Transactions with an affiliated company

     During the quarters ended March 31, 2000 and March 31, 1999, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $7,585,974 and $9,206,975, respectively (see Note 3).

     The amount of $13,360,009 due from an affiliated company as of March 31, 2000 and $22,056,729 as of December 31, 1999, represent interest and principal repayments due on the promissory notes.

5)   Transactions with the parent company

     In 1997, the Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2000, and March 31, 1999, fees of $6,250 were charged to the Company.

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
March 31, 2000
(unaudited)
(in U.S. dollars)

5)   Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2000 and March 31, 1999, the average outstanding balance of the collateralized mortgage loans were $449,143,432 and $549,635,561, respectively. During the three-month periods ended March 31, 2000 and March 31, 1999, fees of $277,323 and $319,880 respectively, were charged to the Company.

     Custodian agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2000, and March 31, 1999, no fee was charged to the Company.

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

     Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issue 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada.

     These Series A shares are traded in the form of Depositary Shares, each representing a one-fortieth interest therein.

     1,000 shares authorized and 110 shares issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holder's option on December 30, 2007 and every ten-year anniversary thereof.

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

Results of operations:

For the three-month periods ended March 31, 2000 and March 31, 1999, the Company reported net income of $8,328,194 and $9,091,293, respectively. Revenues, which were comprised entirely of interest income, were $8,770,612 and $9,425,859 respectively, and expenses were $442,418 and $334,566, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Eighty-six percent of revenues for the three-month period ended March 31, 2000 and ninety-eight percent of revenues for the three-month period ended March 31, 1999 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of eighteen pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended March 31, 2000 and 1999, totaled $442,418 and $334,566, respectively, of which $283,575 and $326,130, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Security Exchange Commission and other professional fees.

During the three-month period ended March 31, 2000, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,270,626 ($6,269,620 for the three-month period ended March 31, 1999) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on March 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of March 31,2000,US$348 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$622 million ($435 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at March 31, 2000, the Company had cash equivalents of $121,945,460 which represent 25.2% of total assets compared to $58,048,336 or 12% of total assets as at December 31, 1999. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach over 10% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. As of April 14, 2000, the Company has bought $98 millions in additional Mortgage Assets in order to reduce that increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

The Bank began studying the issue associated with the changeover to the year 2000 in 1996 when it set up a task force - the National Bank 2000 team. This group of experts was give the mandate to mobilize the necessary resources to analyze information technology systems, identify and correct problems, as well as ensure the continuity of operations and customer service. An operating budget of $43 million was allocated to the National Bank 2000 team for 1997 through to 2000. As at January 31, 2000, $38.2 million had been spent. The National Bank 2000 team continues to carry out its mandate, set to end in the middle of fiscal year 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


The Bank adopted measures to minimize the uncertainty and the risk associated with the change over to the year 2000. Although the change in date has occurred, the Bank cannot conclude that all aspects of the year 2000 issue have been resolved and that no inconvenience will be caused, mainly because of elements which are beyond its control and which rely on the diligence of clients, suppliers or other third parties.

Projected costs of $43 million will be charged to income as they are incurred. As of January 31, 2000, the total costs of this project were $38.2 million.

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


                                        NB CAPITAL CORPORATION


Date  May 15, 2000                      /s/ Tom Doss
    ----------------                    ----------------------------------------
                                            Tom Doss
                                        Chief Financial Officer and Treasurer

                                   EXHIBIT 11

                             NB CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE

                                      Three-month period      Three-month period
                                            ended                   ended
                                           March 31,               March 31,
                                             2000                    1999


Net income                              $ 8,328,194             $ 9,091,293

Deduct: Senior preferred stock
        and series A preferred
        stock dividends                   6,270,626               6,269,620
                                        -----------             -----------

                                 (A)    $ 2,057,568             $ 2,821,673

Common share outstanding         (B)            100                     100

Earning per share                (A/B)  $ 20,575.68             $ 28,216.73