Form 10-Q
period 2000-06-30
NB CAPITAL CORP
filed 2000-08-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,2000
                                                         ------------
     OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO________

Commission file number  1-14103


                             NB CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



                  Maryland                                    52-2063921
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.

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

     Class                          Outstanding at August 15, 2000
     Common Stock
     par value $0.01 per share                 100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----

                                                                                                          Page
                                                                                                          ----
Part I. FINANCIAL INFORMATION:
         Item 1. Financial Statements

                  Balance Sheets -

As of June 30, 2000 and December 31, 1999                                                                 1

Statements of Income -

For the three-month and six-month periods ended June 30, 2000 and 1999                                    2

                  Statements of Stockholders' Equity -

For the three-month and six-month periods ended June 30, 2000 and 1999                                    3

                  Statements of Cash Flows -

For six-month periods ended June 30, 2000 and 1999                                                        4

         Notes to the financial statements                                                                5

         Item 2. Management's Discussion and Analysis of Financial Conditions

                  and Results of Operations                                                               8

Part II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                        10


-------------------------------------------------------------------------------------------------------------------

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of June 30, 2000, the Canadian dollar exchange rate was C$1.4806 = $1.00 and certain amounts stated herein reflect such exchange rate


NB CAPITAL CORPORATION

BALANCE SHEETS

                                                                                    June 30,                    December 31,
 (in U.S. dollars)                                                                  2000 (1)                        1999
------------------------------------------------------------------------------------------------------------------------------------

Assets
       Cash and cash equivalents                                                $   66,263,393                 $   58,048,336
       Due from an affiliated company                                               24,437,199                     22,056,729
       Promissory notes                                                            395,267,923                    403,846,210
       Accrued interest on cash equivalents                                             20,694                         74,151
       -----------------------------------------------------------------------------------------------------------------------------
                                                                                   485,989,209                    484,025,426
       =============================================================================================================================

Liabilities
       Due to the parent company                                                       321,718                        327,807
       Accounts payable                                                                 29,073                         27,200
       Dividend payable                                                                      0                      3,000,000
       -----------------------------------------------------------------------------------------------------------------------------
                                                                                       350,791                      3,355,007
       -----------------------------------------------------------------------------------------------------------------------------


Stockholders' equity
       Preferred stock, $0.01 par value per share;
              10,000,000 shares authorized,
                     110 Senior preferred shares issued and paid                             1                              1
                 300,000 Series A shares issued and paid                                 3,000                          3,000

       Common stock, $0.01 par value per share;
                   1,000 shares authorized,
                     100 shares issued and paid                                              1                              1

       Additional paid-in capital                                                  476,761,014                    476,761,014

       Retained earnings                                                             8,874,402                      3,906,403
       -----------------------------------------------------------------------------------------------------------------------------
                                                                                   485,638,418                    480,670,419
       -----------------------------------------------------------------------------------------------------------------------------

       -----------------------------------------------------------------------------------------------------------------------------
                                                                                   485,989,209                    484,025,426
       =============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------


(1) Unaudited

See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENTS  OF  INCOME

(Unaudited)
                                                        Three-month periods ended                 Six-month periods ended
                                                                  June 30                                  June 30
 (in U.S. dollars)                                         2000              1999                    2000            1999
----------------------------------------------------------------------------------------------------------------------------------
Revenue
         Interest income
              Cash equivalents                          $   882,872       $   691,688             $ 2,067,510       $   910,572
              Promissory  notes                           8,677,395         8,625,280              16,263,369        17,832,255
----------------------------------------------------------------------------------------------------------------------------------
                                                          9,560,267         9,316,968              18,330,879        18,742,827
----------------------------------------------------------------------------------------------------------------------------------


Expenses

         Servicing and advisory fees                        321,717           314,042                 605,290           640,172
         Legal and other professional fees                   57,492            40,167                 216,337            48,603
----------------------------------------------------------------------------------------------------------------------------------
                                                            379,209           354,209                 821,627           688,775
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                9,181,058         8,962,759              17,509,252        18,054,052
----------------------------------------------------------------------------------------------------------------------------------

Preferred stock dividends                                 6,270,627         6,269,620              12,541,253        12,539,240

----------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                   2,910,431         2,693,139               4,967,999         5,514,812
----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding            100               100                     100               100

----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                            29,104            26,931                  49,680            55,148
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
                                                        Three-month periods ended                       Six-month periods ended
                                                                June 30                                            June 30
(in U.S. dollars)                                       2000                 1999                        2000                1999
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
          Balance, beginning and end of period          $      3,001      $      3,001                $      3,001    $     3,001
          --------------------------------------------------------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
          Balance, beginning and end of period           476,761,015       476,761,015                 476,761,015     476,761,015
          --------------------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS
          Balance, beginning of period                     5,963,971         7,966,039                   3,906,403       5,144,366
          Net income                                       9,181,058         8,962,759                  17,509,252      18,054,052
          Preferred stock dividends                       (6,270,627)       (6,269,620)                (12,541,253)    (12,539,240)
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of period                           8,874,402        10,659,178                   8,874,402      10,659,178
          --------------------------------------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                               485,638,418       487,423,194                 485,638,418     487,423,194
------------------------------------------------------------------------------------------------------------------------------------









------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)
                                                                                          Six-month periods ended
                                                                                                June 30
(in U.S. dollars)                                                               2000                          1999
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                      $  17,509,252               $  18,054,052
    Items not affecting cash resources
            Due from an affiliated company                                         (2,380,470)                 (8,029,504)
            Due to the parent company                                                  (6,089)                     10,266
            Accounts payable                                                            1,873                      (6,900)
            Accrued interest receivable on cash equivalents                            53,457                      (9,210)
--------------------------------------------------------------------------------------------------------------------------
                                                                                   15,178,023                  10,018,704
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

    Dividends                                                                     (15,541,253)                (13,039,240)
--------------------------------------------------------------------------------------------------------------------------
                                                                                  (15,541,253)                (13,039,240)
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Investment in promissory notes                                                (98,836,341)                          -
    Repayments of promissory notes                                                107,414,628                  52,559,565
--------------------------------------------------------------------------------------------------------------------------
                                                                                    8,578,287                  52,559,565
--------------------------------------------------------------------------------------------------------------------------

Increase in cash                                                                    8,215,057                  49,539,029
Cash position, beginning of period                                                 58,048,336                  22,178,668
--------------------------------------------------------------------------------------------------------------------------
Cash position, end of period                                                       66,263,393                  71,717,697
==========================================================================================================================



--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
June 30, 2000
(unaudited)
(in U.S. dollars)

1)       Incorporation and nature of operations

     NB Capital Corporation (the "Company") was incorporated in the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300 million of preferred stock and simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $183 million. The Company used the aggregate net of proceeds of $477 million to acquire promissory notes of NB Finance, Ltd., an indirect wholly-owned subsidiary of National Bank of Canada.

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

Per share data

         Basic earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2000 and 1999 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
June 30, 2000
(unaudited)
(in U.S. dollars)

3)       Promissory notes

         The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

         The promissory notes have maturities ranging from July 2000 to March 2004, at rates ranging from 6.895% to 9.774%, with a weighted average rate of approximately 8.399% per annum.

         These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of March 31, 2000                      347,745,820
     Acquisition                                                 98,836,341
     Principal repayments                                       (51,314,238)
     Promissory notes as of June 30, 2000                       395,267,923

     The scheduled principal repayments as of June 30, 2000 are as follows:

                                            2000         66,992,407
                                            2001        194,857,037
                                            2002         31,215,021
                                            2003         93,187,146
                                            2004          9,016,312

4)       Transactions with an affiliated company

         During the quarters ended June 30, 2000 and June 30, 1999, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $8,677,395 and $8,625,280, respectively (see Note 3).

         The amount of $24,437,199 due from an affiliated company as of June 30, 2000 and $22,056,729 as of December 31, 1999, represent interest and principal repayments due on the promissory notes.

5)       Transactions with the parent company

         In 1997, the Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

         In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended June 30, 2000, and June 30, 1999, fees of $6,250 were charged to the Company.

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
June 30, 2000
(unaudited)
(in U.S. dollars)

6)       Transactions with the parent company (continued)

Servicing agreement

         National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

         The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended June 30, 2000 and June 30, 1999, the average outstanding balance of the collateralized mortgage loans were $518,676,139 and $515,508,787, respectively. During the three-month periods ended June 30, 2000 and June 30, 1999, fees of $315,467 and $307,792 respectively, were charged to the Company.

Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended June 30, 2000, and June 30, 1999, no fee was charged to the Company.

7)       Stockholders' equity

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

Results of operations:

For the three-month periods ended June 30, 2000 and June 30, 1999, the Company reported net income of $9,181,058 and $8,962,759, respectively. Revenues, which were comprised entirely of interest income, were $9,560,267 and $9,316,968 respectively, and expenses were $379,209 and $354,209, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-one percent of revenues for the three-month period ended June 30, 2000 and ninety-three percent of revenues for the three-month period ended June 30, 1999 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of twenty-three pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended June 30, 2000 and 1999, totaled $379,209 and $354,209, respectively, of which $321,717 and $314,042, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Security Exchange Commission and other professional fees.

During the three-month period ended June 30, 2000, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,270,627 ($6,269,620 for the three-month period ended June 30, 1999) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of June 30,2000, $395 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$715 million ($494 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at June 30, 2000, the Company had cash equivalents of $66,263,393 which represent 13.6% of total assets compared to $58,048,336 or 12% of total assets as at December 31, 1999. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach a certain level of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On April 14, 2000, the Company bought $98 millions in additional Mortgage Assets in order to reduce that increased of liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

                                        NB CAPITAL CORPORATION


Date August 15, 2000                    /s/ Tom Doss
     ---------------                    ---------------------------------
                                        Tom Doss
                                        Chief Financial Officer and Treasurer

--------------------------------------------------------------------------------

                                   EXHIBIT 11
                                   ----------

                             NB CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE


                                                                                        Three-month     Three-month
                                                                                        period ended    period ended
                                                                                        June 30, 2000   June 30, 1999
Net income
                                                                                           $9,181,058     $8,962,759

Deduct: Senior preferred stock
        and series A preferred
        stock dividends....................................................                 6,270,627      6,269,620
                                                                                (A)
Common share outstanding...................................................     (B)               100            100
Earnings per share.........................................................     (A/B)      $29,104.31     $26,931.39
