Form 10-Q
period 2000-09-30
NB CAPITAL CORP
filed 2000-11-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2000
                                                         -----------------
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

         Class                      Outstanding at November 15, 2000
       Common Stock
       par value $0.01 per share                   100

                             NB CAPITAL CORPORATION

                                      Index
                                      ------

                                                                                                          Page
                                                                                                          ----
Part I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                  Balance Sheets -
                     As of September 30, 2000 and December 31, 1999                                         1

                  Statements of Income -
                     For the three-month and nine-month periods ended September 30, 2000 and 1999           2

                  Statements of Stockholders' Equity -
                     For the three-month and nine-month periods ended September 30, 2000 and 1999           3

                  Statements of Cash Flows -
                     For the nine-month periods ended September 30, 2000 and 1999                           4


                 Notes to the financial statements                                                          5

         Item 2. Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                                                 8

Part II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                          10

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of September 30, 2000, the Canadian dollar exchange rate was C$1.5035 = $1.00 and certain amounts stated herein reflect such exchange rate.


NB CAPITAL CORPORATION

BALANCE SHEETS
                                                                       September 30,               December 31,
(in U.S. dollars)                                                        2000 (1)                      1999
-------------------------------------------------------------------------------------------------------------------
Assets
 Cash and cash equivalents                                             $ 64,604,461                $ 58,048,336
 Due from an affiliated company                                           5,103,619                  22,056,729
 Promissory notes                                                       419,097,625                 403,846,210
 Accrued interest on cash equivalents                                        20,556                      74,151
-------------------------------------------------------------------------------------------------------------------
                                                                        488,826,261                 484,025,426
===================================================================================================================

Liabilities
 Due to the parent company                                                  300,367                     327,807
 Accounts payable                                                            34,990                      27,200
 Dividend payable                                                                 0                   3,000,000
-------------------------------------------------------------------------------------------------------------------
                                                                            335,357                   3,355,007
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity
 Preferred stock, $0.01 par value per share;
               10,000,000 shares authorized,
                      110 Senior preferred shares issued and paid                 1                           1
                 300,000s Series A shares issued and paid                     3,000                       3,000

 Common stock, $0.01 par value per share;
                    1,000 shares authorized,
                      100 shares issued and paid                                  1                           1

 Additional paid-in capital                                             476,761,014                 476,761,014

 Retained earnings                                                       11,726,888                   3,906,403

-------------------------------------------------------------------------------------------------------------------
                                                                        488,490,904                 480,670,419
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                        488,826,261                 484,025,426
===================================================================================================================

(1) Unaudited
See accompanying notes to financial statements


NB CAPITAL CORPORATION

(Unaudited)
                                                      Three-month periods ended                     Nine-month periods ended
                                                            September 30,                                 September 30
(in U.S. dollars)                                    2000                1999                      2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenue
         Interest income
              Cash equivalents                    $   1,407,683             924,381            $  3,475,193         $    1,834,953
              Promissory  notes                       8,050,951           8,331,826              24,314,320             26,164,081
-----------------------------------------------------------------------------------------------------------------------------------
                                                      9,458,634           9,256,207              27,789,513             27,999,034
-----------------------------------------------------------------------------------------------------------------------------------

Expenses
         Servicing and advisory fees                    300,367             308,762                 905,657                948,934
         Legal and other professional fees               35,154             120,089                 251,491                168,692
-----------------------------------------------------------------------------------------------------------------------------------
                                                        335,521             428,851               1,157,148              1,117,626
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                            9,123,113           8,827,356              26,632,365             26,881,408
-----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                             6,270,627           6,269,621              18,811,880             18,808,861

-----------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders               2,852,486           2,557,735               7,820,485              8,072,547
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
outstanding                                                 100                 100                     100                    100

-----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                        28,525              25,577                  78,205                 80,725
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
                                                          Three-month periods ended               Nine-month periods ended
                                                                September 30                            September 30
(in U.S. dollars)                                        2000                  1999              2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
          Balance, beginning and end of period          $      3,001     $      3,001          $      3,001          $     3,001
          --------------------------------------------------------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
          Balance, beginning and end of period           476,761,015      476,761,015           476,761,015          476,761,015
          --------------------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS
          Balance, beginning of period                     8,874,402       10,659,178             3,906,403            5,144,366
          Net income                                       9,123,113        8,827,356            26,632,365           26,881,408
          Preferred stock dividends                      (6,270,627)      (6,269,621)           (18,811,880)         (18,808,861)
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of period                          11,726,888       13,216,913            11,726,888           13,216,913
          --------------------------------------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                               488,490,904      489,980,929           488,490,904          489,980,929
------------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                     Nine-month periods ended
                                                                                                           September 30
(in U.S. dollars)                                                                                   2000                 1999
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                                     $ 26,632,365         $ 26,881,408
      Items not affecting cash resources
              Due from an affiliated company                                                     16,953,110           (5,542,361)
              Due to the parent company                                                             (27,440)               4,986
              Accounts payable                                                                        7,790              102,355
              Accrued interest receivable on cash equivalents                                        53,595               (7,169)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 43,619,420           21,439,219
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

      Dividends                                                                                 (21,811,880)         (19,308,861)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (21,811,880)         (19,308,861)
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Investment in promissory notes                                                           (166,159,779)         (85,989,303)
      Repayments of promissory notes                                                            150,908,364           87,121,671
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (15,251,415)           1,132,368
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                                  6,556,125            3,262,726
Cash position, beginning of period                                                               58,048,336           22,178,668
---------------------------------------------------------------------------------------------------------------------------------
Cash position, end of period                                                                     64,604,461           25,441,394
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2000
(unaudited)
(in U.S. dollars)

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

     Per share data

     Basic earnings per share with respect to the Company for the three-month and nine-month periods ended September 30, 2000 and 1999 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2000
(unaudited)
(in U.S. dollars)

3)   Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from October 2000 to March 2005, at rates ranging from 7.149% to 9.774%, with a weighted average rate of approximately 8.232% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of June 30, 2000                        395,267,923
     Acquisitions                                                 67,323,438
     Principal repayments                                        (43,493,735)
     ---------------------------------------------------------------------------
     Promissory notes as of September 30, 2000                   419,097,626
     ---------------------------------------------------------------------------

     The scheduled principal repayments as of September 30,2000 are as follows:

                                            2000       32,800,109
                                            2001      193,127,352
                                            2002       33,677,606
                                            2003       94,295,582
                                            2004       52,916,226
                                            2005       12,280,751

4)   Transactions with an affiliated company

     During the quarters ended September 30, 2000 and September 30, 1999, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $8,050,951 and $8,331,826, respectively (see Note 3).

     The amount of $5,103,619 due from an affiliated company as of September 30, 2000 and $22,056,729 as of December 31, 1999, represent interest and principal repayments due on the promissory notes.

5)   Transactions with the parent company

     In 1997, the Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended September 30, 2000, and September 30, 1999, fees of $6,250 were charged to the Company.

NB  CAPITAL  CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2000
(unaudited)
(in U.S. dollars)

5)   Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will be equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended September 30, 2000 and September 30, 1999, the average outstanding balance of the collateralized mortgage loans were $481,649,108 and $507,356,099, respectively. During the three-month periods ended September 30, 2000 and September 30, 1999, fees of $294,118 and $302,513 respectively, were charged to the Company.

     Custodian agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended September 30, 2000, and September 30, 1999, no fee was charged to the Company.

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

Results of operations:

For the three-month periods ended September 30, 2000 and September 30, 1999, the Company reported net income of $9,123,113 and $8,827,356, respectively. Revenues, which were comprised entirely of interest income, were $9,458,634 and $9,256,207 respectively, and expenses were $335,521 and $428,851, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Eighty-five percent of revenues for the three-month period ended September 30, 2000 and ninety percent of revenues for the three-month period ended September 30, 1999 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by mortgage loans consisting of twenty-three pools of residential first mortgages (the "Mortgage Loans") insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended September 30, 2000 and 1999, totaled $335,521 and $428,851, respectively, of which $300,367 and $308,762, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Security Exchange Commission and other professional fees.

During the three-month period ended September 30, 2000, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,270,627 ($6,269,621 for the three-month period ended September 30, 1999) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on September 29, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of September
30, 2000, $419 million of Mortgage Assets issued by NB Finance were over-collaterized by C$765 million ($524 million) of Mortgage Loans. The
Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares, and accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations. The Company does not expect to acquire any capital assets in the foreseeable future.

As of September 30, 2000, the Company had cash equivalents of $64,604,461, representing 13.2% of total assets compared to $58,048,336, or 12%, of total assets as of December 31, 1999. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach over 10% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On September 28, 2000, the Company bought $67 millions in additional Mortgage Assets in order to reduce its increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

The Company's principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares, and accordingly, the Depositary Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay franchise fees and expenses of advisors to the Company, if any.

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
--------------------------------------------------------------------------------

                                         NB CAPITAL CORPORATION

         Date November 15, 2000          /s/ Tom Doss
              -----------------          -------------------------------------
                                         Tom Doss
                                         Chief Financial Officer and Treasurer
--------------------------------------------------------------------------------

                                   EXHIBIT 11
                                   ----------

                             NB CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE

                                                     Three-month period      Three-month period
                                                          ended                    ended
                                                      September 30, 2000     September 30, 1999
         Net income                                       $ 9,123,113            $ 8,827,356

         Deduct: Senior preferred stock
                     and series A preferred
                     stock dividends                        6,270,627              6,269,621
                                                            ---------              ---------

                                                (A)       $  2,852,486           $ 2,557,735

         Common share outstanding               (B)               100                    100

         Earning per share                      (A/B)     $ 28,524.86            $ 25,577.35
