Form 10-K
period 2000-12-31
NB CAPITAL CORP
filed 2001-03-30
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 31, 2000, all Common Stock, par value $ .01 per share, was held by an affiliate.

         As of December 31, 2000, the number of shares of Common Stock outstanding was 100.

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

                                  EXCHANGE RATE

         References to $ are to United States dollars; references to C$ are to Canadian dollars. As of December 31, 2000, the Canadian dollar exchange rate was C$1.4995 = $1.00 and certain amounts stated herein reflect such exchange rate.

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

         The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of twenty-three "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the "Mortgage Loans." Hypothecation loans are loans secured by the pledge of mortgages as security therefor. The Mortgage Loans consist of twenty-three pools of, at December 31, 2000, an aggregate 10,184 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

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

         The Advisory Agreement had an initial term of one year, and three times has been renewed for additional one-year periods. The Advisory Agreement may be terminated by the Company at any time upon 60 days' prior written notice. As long as any of the Series A Preferred Shares or Depositary Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank is entitled to receive an advisory fee equal to US$25,000 payable in equal quarterly installments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depositary Shares.

Servicing Agreement

         The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced.

         The Servicing Agreement had an initial term of one year, and three times has been renewed for additional one-year periods. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

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

Investment Policy

         The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest at least 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2000, Mortgage Assets issued by NB Finance comprised 80.0% of the Company's portfolio.

         The Company expects to continue to follow the foregoing investment policy deposited at the board on December 7, 2000. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders. All investments will be made primarily for income.

Description of the Mortgage Assets

         The Mortgage Assets issued by NB Finance are comprised of twenty-three hypothecation loans issued by NB Finance to the Company. As of December 31, 2000, the principal amount of the Mortgage Assets was approximately US$380 million. Each of the twenty-three hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2000, the Mortgage Loans were comprised of, in the aggregate, 10,184 Mortgage Loans in an aggregate amount of approximately C$695 million (US$463 million). The value of each pool of Mortgage Loans comprising the Mortgage Loans exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are overcollateralized by the Mortgage Loans. The aggregate amount of such overcollateralization is, as of December 31, 2000, US$83 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

         Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2001 to March 2005. The Mortgage Assets pay interest at rates ranging from 7.15% to 9.77%, with a weighted average rate of approximately 8.15% per annum.

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

         All of the Mortgage Loans are balloon mortgages. Accordingly, the Mortgage Loans do not provide for the amortization of the principal balance thereof equally over their term to maturity and a principal payment equal to the original balance less any principal amount paid will be due on each Mortgage Loan at maturity. Balloon mortgages are the most prevalent type of mortgage offered by Canadian mortgage lenders. At the expiration of the term, the mortgage is generally renewed, based on then current market conditions, for a new term. Although the Bank offers terms varying from 3 months to 10 years, terms exceeding 5 years are relatively rare. Moreover, although the Bank offers monthly, semi-monthly and weekly pay mortgages, the majorities of the Mortgage Loans are monthly pay mortgages. In general, loans are amortized over a period not exceeding 25 years.

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

Employees

         The Company has seven employees. The Company does not anticipate that it will require any additional employees because the Company retains the Bank to perform certain functions pursuant to the Advisory Agreement. Each employee of the Company is currently also an officer and/or director of the Bank and/or an affiliate of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and of any of the Bank's affiliates.

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

         As of October 31, 2000, the Bank held more than C$12 billion of residential mortgage assets. Slightly more than 75.2% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). The market share of the Bank for such mortgages in Quebec is approximately 18.5% compared with a significantly greater market share for Caisses Populaires Desjardins.

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

         For the year ended December 31, 1998, the Company paid three dividends with respect to the Common Stock in the aggregate amount of $9,702,093. For the year ended December 31, 1999, the Company paid one dividend with respect to the Common Stock in an amount of $9,575,000. For the year ended December 31, 2000, the Company paid one dividend with respect to the Common Stock in an amount of $11,700,000.


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

ITEM 6: SELECTED FINANCIAL DATA



                                  Year Ended      Year Ended      Year Ended
                                 December 31,    December 31,    December 31,
                                    2000             1999            1998

Statement of Income Data:

Operating Revenues..............US$ 36,319,928  US$ 37,426,460  US$ 38,802,112

Income from Operations
Before Income Taxes...              34,800,780      35,915,518      36,728,402

Income Taxes (Recovery).........             -               -            (675)
                                    ----------      ----------      ------------
Income from Operations..........    34,800,780      35,915,518      36,729,077

Income from Operations
per Common Share......                 348,008         359,155         367,291

Balance Sheet Data:

Total assets....................US$482,038,157  US$484,025,426  US$482,746,016

Total liabilities...............     1,849,465       3,355,007         837,634

Stockholders' Equity............   480,188,692     480,670,419     481,908,382

Cash Dividends Declared
per Common Share................       102,000         120,750         102,020

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

Results of Operations


         Income from continuing operations for the year ended December 31, 2000 decreased by $1,106,532 or 3.0% over the prior year ended December 31, 1999 and decreased by $1,375,652 or 3.5% over the prior year ended December 31, 1998. Operating revenues for the year ended December 31, 2000, the year ended December 31, 1999 and the year ended December 31, 1998, which were comprised entirely of interest income, were $36,319,928, $37,426,460 and $38,802,112, respectively.
Because the Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

         Eighty-seven percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of twenty-three pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper of National Bank of Canada and U.S. Treasury bills).

         Expenses for the year ended December 31, 2000, the year ended December 31, 1999 and the year ended December 31, 1998 totaled $1,519,148, $1,510,942 and
$2,073,710, respectively, of which $1,208,144, $1,276,740 and $1,293,533, respectively, represent servicing and advisory fees paid to the Bank pursuant to the Servicing Agreement and the Advisory Agreement. Pursuant to those agreements, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

         During the year ended December 31, 2000, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,082,507 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares) and a dividend of $10,200,000 on Common Stock.

Capital Resources and Liquidity

         The Company's revenues are derived from its Mortgage Assets. As of December 31, 2000, US$380 million of Mortgage Assets issued by NB Finance were over-collateralized by the C$695 million (US$463 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

         The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

         As at December 31, 2000, the Company had cash resources of $97,133,758, which represent 20.0% of total assets compared to $58,048,336 or 12.0% of total assets as at December 31, 1999 and $22,178,668 which represent 4.6% of total assets as at December 31, 1998. The increase in liquidity is attributable to cash received in repayment of Mortgage Assets.
It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 15% of total assets. As at January 30, 2001 the Company has bought 107 millions in additional Mortgage Assets in order to reduce that increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

         The Company's principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay expenses of advisors, if any, of the Company.

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Directors and Executive Officers

         The Board of Directors of the Company consists of the individuals set forth below. Mr. Belzile and Mr. Michel are Independent Directors. The Company currently has seven employees and does not anticipate that it will require additional employees.

         As of December 31, 2000, the persons who are directors and executive officers of the Company are as follows:


    Name            Age     Position and Offices Held      Director Since

    Andre Belzile   39      Director                            1999

    Alain Michel    51      Director and President of the       1997
                            Audit Commitee

    Frank de Vries  45      Director; Chairman of the Board;
                            President and Chief Executive
                            Officer                             1999

    Thomas Doss     54      Director and Chief Financial
                            Officer                             1997

    J. Norman Kelly 49      Director and Vice-President         2000

     James J. Hanks, Jr. (Secretary), Sophie Clermont (Assistant Secretary), Jean Dagenais (Vice-President and Chief Accounting Officer) and Martin Ouellet (Vice-President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company.

        Mr. Belzile has been Vice-President and Chief Financial Officer of Cascades Inc since 1992. Prior to that, he was Corporate Director of Finances of Cascades Inc from 1990. Prior to that, he worked as an external auditor for the accounting firm of Coopers & Lybrand from 1984 to 1986. Mr. Belzile is a member of the Board of Directors of Cascades Inc.

     Mr. Michel has been Senior Vice-President and Chief Financial Officer of Le Groupe Videotron Ltee since September 1994. Prior to that, he was Vice-President of Finance and Treasurer of Videotron beginning in July 1992.

     Mr. Kelly joined the Bank in 1998 as Group Vice-President of Administration in New York. He is an officer of several of the Bank's subsidiaries and is a director of National Canada Corporation.

     Mr. Doss joined the Bank in 1981 and was elected Vice-President, Credit (U.S.) in 1988. He is an officer of several of the Bank's U.S. subsidiaries and is a director of National Canada Finance Corp. and NB Finance.

          Mr. De Vries has been Senior Vice-President, United States, of the Bank since September 1999. He joined the Bank in 1986 and previously occupied the positions of Manager Real Estate (1986-1987), Senior Manager North American Corporate Banking and Real Estate Banking (1987-1989), Senior Manager Credit Banking (1989-1992), Vice-President Special Loan Group Ontario, Western Canada, USA and Real Estate

Banking, Senior Vice-President and General Manager United States (1998-1999). He is also a member of the Board of Directors of several of the Bank 's subsidiaries.

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

ITEM 11: EXECUTIVE COMPENSATION

                           Summary Compensation Table


                             Annual Compensation       Long Term
                                                      Compensation
                                                        Awards

Name and    Year   Salary     Bonus        Other       Securities    All Other
Principal                                  Annual      Underlying   Compensation
Position                                 Compensation  Options(#)

Frank De    2000  $185,000  $120,000(3)  $ 20,700(4)     23,000           -
De Vries,
CEO(1), (2)

--------------------------

(1)      Mr. De Vries was appointed CEO of the Company in September 1999.
(2) Compensation disclosed in this table for Mr. De Vries was paid in consideration for all of Mr. De Vries' respective services to the Bank and its subsidiaries. Only a portion of such compensation is attributable to their respective services to the Company, which portion was charged back to the Company by the Bank pursuant to the terms of the Advisory Agreement. No executive officer of the Company was paid more than US$100,000 of compensation for the fiscal year ended December 31, 2000 that would be attributable to services performed for the Company and its subsidiaries and thus are not included in this table.
(3)      Bonus granted in December 2000.  (Paid in January 2001)
(4) Represents the imputed income related to allowances for auto, parking and education.


SAR Grants in Last Fiscal Year

         The following table provides information about stock appreciation rights ("SARs") awarded to Frank De Vries during the fiscal year ended December 31, 2000:

                       SAR Grants in the Last Fiscal Year


                           Individual Grants(1)
              Number of    % of Total   Base    Expiration   Potential
             Securities       SARs      Price                Realizable Value at
             Underlying     Granted                          Assumed Annual
                SARs           to                            Rates of Stock
               Granted     Employees                         Price Appreciation
                           in Fiscal                         for SAR Term(2)
Name            (#)          Year      (C$/Sh)    Date         5%       10% (C$)
                                                              (C$)

Frank De      23,000          1.4%     $24.90    Dec. 31,     28,635    57,270
Vries                                            2010

(1)The SARs granted to Frank De Vries vest in four equal annual installments commencing on the first anniversary of their date of grant.

(2)Potential gains on SARs are net of base price, but before taxes associated with exercise.

                               Pension Plan Table


    Canadian Dollars                        Years of Service
      Remuneration

                         15         20        25         30            35

          C$100,000   C$26,935    C$35,546   C$44,157   C$52,804       C$61,791

            125,000     33,852      42,463     51,074     59,721         68,707

            150,000     40,768      49,379     57,991     66,637         75,624

            175,000     47,685      56,296     64,907     73,554         82,541

            200,000     54,602      63,213     71,824     80,471         89,457

            225,000     61,518      70,129     78,741     87,387         96,374

            250,000     68,435      77,046     85,657     94,304        103,291

            300,000     68,435      77,046     85,657     94,304        103,291

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2000, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank's address is National Bank Tower, 600 de La Gauchetiere West, Montreal, Quebec, H3B 4L2. No officer or director beneficially owns more than five percent of any class of the Company's securities.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business- Advisory Agreement. " The Bank also services the Mortgage Loans pursuant to the Servicing Agreement.
See "Business- Servicing Agreement. "

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

         (b) During the quarter ended December 31, 2000, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th of March, 2001.

                                  NB CAPITAL CORPORATION
                                           (Registrant)


                                  By: :    /S/ Frank De Vries
                                           ---------------------------------
                                           Frank De Vries
                                           Chief Executive Officer, President
                                           (Principal Executive Officer)



                                  By:      /S/ Thomas Doss
                                           ---------------------------------
                                           Thomas Doss
                                           Chief Financial Officer
                                           (Principal Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2001.


                                  By:      /S/ Alain Michel
                                           ---------------------------------
                                           Alain Michel
                                           Director


                                  By: :    /S/ Andre Belzile
                                           ---------------------------------
                                           Andre Belzile
                                           Director


                                  By: :    /S/ J. Norman Kelly
                                           ---------------------------------
                                           J. Norman Kelly
                                           Director


                                  By: :    /S/ Frank De Vries
                                           ---------------------------------
                                           Frank De Vries
                                           Director


                                  By:      /S/ Thomas Doss
                                           ---------------------------------
                                           Thomas Doss
                                           Director

                             NB CAPITAL CORPORATION

                  Financial statements as of December 31, 2000,
                  1999 and 1998 and
                  Independent Auditor's Report

NB CAPITAL CORPORATION
Table of contents
-------------------------------------------------------------------------------

Independent Auditors' Report...............................................F-1


Balance sheets.............................................................F-2


Statements of income.......................................................F-3


Statements of stockholders' equity.........................................F-4


Statements of cash flows...................................................F-5


Notes to the financial statements...................................F-6 to F-9

Deloitte & Touche, LLP
Assurance and Advisory Services
1 Place Ville-Marie
Suite 3000
Montreal QC H3B 4T9
Canada

Tel.:  (514) 393-7115
Fax:  (514) 390-4111
www. deloitte. ca



Independent Auditor's Report

To the Board of Directors and Stockholders of NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Montreal, Canada

January 26, 2001

NB CAPITAL CORPORATION
Balance sheets
As of  December 31, 2000 and 1999
(in U.S. dollars)
===============================================================================
                                                     2000                 1999
-------------------------------------------------------------------------------
                                                       $                    $

Assets
     Cash and cash equivalents                     97,133,758        58,048,336
     Due from an affiliated company                 5,285,479        22,056,729
     Promissory notes                             379,543,070       403,846,210
     Accrued interest on cash equivalents              75,850            74,151
-------------------------------------------------------------------------------
                                                  482,038,157       484,025,426
===============================================================================


Liabilities
     Due to the parent company                        302,486           327,807
     Accounts payable                                  46,979            27,200
     Dividend payable                               1,500,000         3,000,000
-------------------------------------------------------------------------------
                                                    1,849,465         3,355,007
-------------------------------------------------------------------------------


Stockholders' equity
     Preferred stock, $0.01 par value per share;
         10,000,000 shares authorized,
              300,000 Series A shares issued and
              paid                                      3,000             3,000
                     110 Senior preferred shares
                     issued and paid                        1                 1

     Common stock, $0,01 par value per share;
                  1,000 shares authorized,
                     100 shares issued and paid             1                 1

     Additional paid-in capital                   476,761,014        476,761,014

     Retained earnings                              3,424,676          3,906,403
-------------------------------------------------------------------------------
                                                  480,188,692        480,670,419
-------------------------------------------------------------------------------
                                                  482,038,157        484,025,426
===============================================================================

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 2000, 1999 and 1998
(in U.S. dollars)
===============================================================================
                                         2000          1999           1998
-------------------------------------------------------------------------------
                                           $             $              $

Revenue
     Interest income
         Short-term investment         4,597,512      2,279,534         741,571
         Promissory notes             31,632,389     34,972,083      36,290,389
         Bank interest                    90,027        174,843       1,770,152
-------------------------------------------------------------------------------
                                      36,319,928     37,426,460      38,802,112
===============================================================================


Expenses
     Legal                                77,285        125,490         314,886
     Other professional fees             233,719        108,712         465,291
     Servicing fees                    1,183,144      1,251,740       1,268,533
     Advisory fees                        25,000         25,000          25,000
-------------------------------------------------------------------------------
                                       1,519,148      1,510,942       2,073,710
-------------------------------------------------------------------------------
Income before income taxes            34,800,780     35,915,518      36,728,402
Recovery of income taxes                       -              -           (675)
-------------------------------------------------------------------------------
Net income                            34,800,780     35,915,518      36,729,077

Preferred stock dividends             25,082,507     25,078,481      25,084,711
-------------------------------------------------------------------------------
Income available to common
stockholders                           9,718,273     10,837,037      11,644,366
===============================================================================

Weighted averaged number of common
     shares outstanding                      100            100             100
-------------------------------------------------------------------------------

Earnings per common share - basic         97,183        108,370         116,444
===============================================================================

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 2000, 1999 and 1998
(in U.S. dollars)

===========================================================================================================================
                                     Series A      Senior                  Additional
                                    Preferred     Preferred     Common      Paid-in        Retained
                                      Stock         Stock        Stock      Capital        Earnings          Total
---------------------------------------------------------------------------------------------------------------------------
                                      $             $            $             $               $               $
Stockholders' equity as of
    December 31, 1997                 3,000           -             1      476,431,381     3,702,093       480,136,475
---------------------------------------------------------------------------------------------------------------------------

Issuance of senior preferred stock,
     net of issuance costs of $366        -           1             -          329,633             -           329,634

Net income                                -           -             -                -    36,729,077        36,729,077

Dividends on senior preferred
    stock and Series A preferred
    stock                                 -           -             -                -   (25,084,711)      (25,084,711)

Dividend on common stock                  -           -             -                -   (10,202,093)      (10,202,093)
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity as of
     December 31, 1998                3,000           1             1      476,761,014     5,144,366       481,908,382
---------------------------------------------------------------------------------------------------------------------------

Net income                                -           -             -                -    35,915,518        35,915,518

Dividends on senior preferred
     stock and Series A
     preferred stock                      -           -             -                -   (25,078,481)      (25,078,481)

Dividend on common stock                  -           -             -                -   (12,075,000)      (12,075,000)
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity as of
     December 31, 1999                3,000           1             1      476,761,014     3,906,403       480,670,419
---------------------------------------------------------------------------------------------------------------------------

Net income                                -           -             -                -    34,800,780        34,800,780

Dividends on senior
     preferred stock and
     Series A preferred stock             -           -             -                -   (25,082,507)      (25,082,507)

Dividend on common stock                  -           -             -                -   (10,200,000)      (10,200,000)
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity as of
     December 31, 2000                3,000           1             1      476,761,014     3,424,676       480,188,692
===========================================================================================================================

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of cash flows
years ended December 31, 2000, 1999 and 1998
(in U.S. dollars)
===============================================================================
                                            2000          1999         1998
-------------------------------------------------------------------------------
                                              $             $            $


Operating activities
     Net income                           34,800,780    35,915,518  36,729,077
     Items not affecting cash resources
         Due from an affiliated company   16,771,250   (13,389,338) (4,162,827)
         Due to the parent company           (25,321)       24,030    (244,520)
         Accounts payable and income
           taxes payable                      19,779        (6,657)   (303,703)
         Accrued interest on cash
           equivalents                        (1,699)      (74,151)          -
-------------------------------------------------------------------------------
     Net cash provided by operating
     activities                           51,564,789    22,469,402   32,018,027
-------------------------------------------------------------------------------


Investing activities
     Investment in promissory notes     (166,159,779)  (85,989,303)(55,716,724)
     Repayments of promissory notes      190,462,919   134,043,050  60,330,592
-------------------------------------------------------------------------------
     Net cash provided by investing
     activities                           24,303,140    48,053,747   4,613,868
-------------------------------------------------------------------------------

Financing activities


Issue of senior preferred stock,
net of costs                                       -             -     329,634
Dividends                                (36,782,507)  (34,653,481)(34,786,804)
-------------------------------------------------------------------------------
Net cash used in financing activities    (36,782,507)  (34,653,481)(34,457,170)
-------------------------------------------------------------------------------

Cash position, beginning of year          58,048,336    22,178,668  20,003,943
-------------------------------------------------------------------------------
Cash position, end of year                97,133,758    58,048,336  22,178,668
===============================================================================

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2000, 1999 and 1998
(in U.S. dollars)
===============================================================================


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

         Per share data

         Basic earnings per share with respect to the Company for the years ended December 31, 2000, 1999 and 1998 are computed based upon the weighted average number of common shares outstanding during the year.

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

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2000, 1999 and 1998
(in U.S. dollars)
===============================================================================


3.       Promissory notes

         The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

         The promissory notes have maturities ranging from January 2001 to March 2005, at rates ranging from 7.15% to 9.77%, with a weighted average rate of approximately 8.15% per annum.

         These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

                                                  2000                 1999
                                               --------------------------------
                                                    $                    $
         Promissory notes, beginning of year    403,846,210        451,899,957
         Acquisitions                           166,159,779         85,989,303
         Principal repayments                  (190,462,919)      (134,043,050)
         ----------------------------------------------------------------------
         Promissory notes, end of year          379,543,070        403,846,210
         ======================================================================


         The schedules principal repayments as of December 31, 2000 are as follows:


                                                              $
                     2001                                189,454,971
                     2002                                 33,123,694
                     2003                                 92,733,244
                     2004                                 52,053,198
                     2005                                 12,177,963

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2000, 1999 and 1998
(in U.S. dollars)
===============================================================================


4.       Transactions with an affiliated company

         During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $31,632,389 ($34,972,083 in 1999 and $36,290,389 in 1998) (see Note 3).

         The amounts due from an affiliated company as of December 31, 2000 and 1999 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

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

         The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $485,346,372 ($525,133,159 in 1999). During the year, fees of $1,183,144 ($1,251,740 in 1999 and $1,268,533 in 1988) were charged to the Company.

         Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 2000, 1999 and 1998, no fee was charged to the Company.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2000 and 1999
(in U.S. dollars)
===============================================================================


6.       Stockholders' equity

         Common stock

         The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock.

         Preferred stock

         The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows:

            o 300,000 shares authorized and issued as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States of America and in Canada, on or after September 3, 2002.

                  Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada.

                  These Series A shares are traded in the form of Depositary Shares, each representing a one-fortieth interest therein.

            o 1,000 share authorized and 110 shares issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common and to the 8.35% Non-cumulative Exchangeable Preferred Stock, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holders' option on December 30, 2007 and every ten-year anniversary thereof.


NB CAPITAL CORPORATION
Table of contents
===============================================================================

INDEX TO EXHIBITS

                                                                       Page
Exhibit Number                        Description                     Number

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

    10.13(i)    Mortgage Loan Assignment Agreement dated as of
                December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

    10.13(ii)   Mortgage Loan Assignment Agreement dated as of
                December 4, 1998 among NB Finance, Ltd., NB Capital
                Corporation and National Bank of Canada**

    10.14(i) Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital
                Corporation**

    10.14(ii)   Promissory Note representing $29,880,126.51 executed
                by NB Finance, Ltd. in favor of NB Capital
                Corporation**

    10.15       Mortgage Loan Assignment Agreement dated as of
                September 7, 1999 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

    10.16 Promissory Note representing $85,989,203.22 executed by NB Finance, Ltd. in favor of NB Capital
                Corporation**

    10.17 Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance, Ltd., NB Capital
                Corporation and National Bank of Canada**

    10.18 Promissory Note representing $98,836,341.23 executed by NB Finance, Ltd. in favor of NB Capital
                Corporation**

    10.19       Mortgage Loan Assignment Agreement dated as of
                September 28, 2000 among NB Finance, Ltd., NB
                Capital Corporation and National Bank of Canada**

    10.20 Promissory Note representing $67,323,437.74 executed by NB Finance, Ltd. in favor of NB Capital
                Corporation**

* As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).
**     As filed herewith.