Form 10-Q
period 2001-03-31
NB CAPITAL CORP
filed 2001-05-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,2001
                                                         -------------
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

         Class                      Outstanding at May 15, 2001
       Common Stock
       par value $0.01 per share             100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----

                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                  Balance Sheets -
                     As of  March 31, 2001 and December 31, 2000              1

                  Statements of Income -
                     For the three-month periods ended
                        March 31, 2001 and 2000                               2

                  Statements of Stockholders' Equity -
                     For the three-month periods ended
                        March 31, 2001 and 2000                               3

                  Statements of Cash Flows -
                     For the three-month periods ended
                        March 31, 2001 and 2000                               4


                 Notes to the financial statements                            5

         Item 2. Management's Discussion and Analysis of
                  Financial Conditions and Results of Operations              8

Part II. OTHER INFORMATION

         Item 6. Exhibit and Reports on Form 8-K                             11

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of March 31, 2001, the Canadian dollar exchange rate was C$1.5763 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION
BALANCE  SHEETS

                                                                    March 31,       December 31,
 ( in U.S. dollars )                                                2001 (1)            2000
--------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                     $   38,280,563     $  97,133,758
   Due from an affiliated company                                    10,393,091         5,285,479
   Promissory notes                                                 434,844,576       379,543,070
   Accrued interest on cash equivalents                                  12,742            75,850
   -----------------------------------------------------------------------------------------------
                                                                    483,530,972       482,038,157
   ===============================================================================================
Liabilities
   Due to the parent company                                            348,130           302,486
   Accounts payable                                                      31,575            46,979
   Dividend payable                                                           0         1,500,000
   -----------------------------------------------------------------------------------------------
                                                                        379,705         1,849,465
   -----------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock, $0.01 par value per share;
           10,000,000 shares authorized,
                  110 Senior preferred shares issued and paid                 1                 1
              300,000 Series A shares issued and paid                     3,000             3,000

   Common stock, $0.01 par value per share;
                1,000 shares authorized,
                  100 shares issued and paid                                  1                 1

   Additional paid-in capital                                       476,761,014       476,761,014

   Retained earnings                                                  6,387,251         3,424,676
   ----------------------------------------------------------------------------------------------
                                                                    483,151,267       480,188,692
   ----------------------------------------------------------------------------------------------


   ----------------------------------------------------------------------------------------------
                                                                    483,530,972       482,038,157
   ==============================================================================================
-------------------------------------------------------------------------------------------------

(1) Unaudited

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
STATEMENTS OF INCOME

(Unaudited)

                                                             Three-month periods ended
                                                                     March 31,

 (in U.S. dollars)                                             2001               2000
------------------------------------------------------------------------------------------------
Revenue
          Interest income
               Cash equivalents                           $    595,598       $  1,184,638
               Promissory  notes                             9,026,664          7,585,974
------------------------------------------------------------------------------------------------
                                                             9,622,262          8,770,612
------------------------------------------------------------------------------------------------
Expenses
          Servicing and advisory fees                          348,132            283,573
          Legal and other professional fees                     41,267            158,845
------------------------------------------------------------------------------------------------
                                                               389,399            442,418
------------------------------------------------------------------------------------------------
Net income                                                   9,232,863          8,328,194
------------------------------------------------------------------------------------------------
Preferred stock dividends                                    6,270,288          6,270,626
------------------------------------------------------------------------------------------------
Income available to common stockholders                      2,962,575          2,057,568
------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding               100                100
------------------------------------------------------------------------------------------------
Earnings per common share - basic                               29,626             20,576
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                            Three-month periods ended
                                                                     March 31,

( in U.S. dollars )                                          2001                  2000
---------------------------------------------------------------------------------------------
PREFERRED STOCK
      Balance, beginning and end of period              $        3,001       $         3,001
      ---------------------------------------------------------------------------------------
COMMON STOCK AND PAID-IN CAPITAL
      Balance, beginning and end of period                 476,761,015           476,761,015
      ---------------------------------------------------------------------------------------
RETAINED EARNINGS
      Balance, beginning of period                           3,424,676             3,906,403
      Net income                                             9,232,863             8,328,194
      Preferred stock dividends                             (6,270,288)           (6,270,626)
      ---------------------------------------------------------------------------------------
      Balance, end of period                                 6,387,251             5,963,971
      ---------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 483,151,267           482,727,987
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                        Three-month periods ended
                                                                                March 31,

( in U.S. dollars )                                                      2001               2000
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                           $  9,232,863       $  8,328,194
       Items not affecting cash resources
             Due from an affiliated company                            (5,107,612)         8,696,720
             Due to the parent company                                     45,644            (44,232)
             Accounts payable                                             (15,404)            30,725
             Accrued interest receivable on cash equivalents               63,108             55,954
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               4,218,599         17,067,361
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Dividends                                                        (7,770,288)       (9,270,626)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (7,770,288)       (9,270,626)
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------
       Investment in promissory notes                                 (107,179,965)
       Repayments of promissory notes                                   51,878,459        56,100,390
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    (55,301,506)       56,100,390
----------------------------------------------------------------------------------------------------
Cash position, beginning of period                                      97,133,758        58,048,336
----------------------------------------------------------------------------------------------------
Cash position, end of period                                            38,280,563       121,945,461
====================================================================================================

----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001
(unaudited)
(in U.S. dollars)

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

     Per share data

     Basic earnings per share with respect to the Company for the three-month periods ended March 31, 2001 and 2000 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001
(unaudited)
(in U.S. dollars)

3) Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from April 2001 to March 2006, at rates ranging from 6.714% to 9.774%, with a weighted average rate of approximately 7.895% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of December 31, 2000            $  379,543,070
     Acquisitions                                           107,179,965
     Principal repayments                                   (51,878,459)
     -------------------------------------------------------------------
     Promissory notes as of March 31, 2001               $  434,844,576
     -------------------------------------------------------------------

     The scheduled principal repayments as of March 31,2001 are as follows:

                                                $
                              2001         147,068,814
                              2002          37,550,363
                              2003          96,940,955
                              2004          57,467,152
                              2005          90,695,309
                              2006           5,121,983

4) Transactions with an affiliated company

     During the quarters ended March 31, 2001 and March 31, 2000, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $9,026,664 and $7,585,974, respectively (see Note 3).

     The amount of $10,393,091 due from an affiliated company as of March 31, 2001 and $5,285,479 as of December 31, 2000, represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

     The Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2001 and March 31, 2000, fees of $6,250 were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001
(unaudited)
(in U.S. dollars)

5) Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2001 and March 31, 2000, the average outstanding balance of the collateralized mortgage loans were $569,796,242 and $449,143,432, respectively. During the three-month periods ended March 31, 2001 and March 31, 2000, fees of $341,882 and $277,323 respectively, were charged to the Company.

     Custodian agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2001 and March 31, 2000, no fee was charged to the Company.

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

Results of operations:

For the three-month periods ended March 31, 2001 and March 31, 2000, the Company reported net income of $9,232,863 and $8,328,194, respectively. Revenues, which were comprised entirely of interest income, were $9,622,262 and $8,770,612 respectively, and expenses were $389,399 and $442,418, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-four percent of revenues for the three-month period ended March 31, 2001 and eighty-six percent of revenues for the three-month period ended March 31, 2000 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of twenty-six pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended March 31, 2001 and 2000, totaled $389,399 and $442,418, respectively, of which $348,132 and $283,573, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Security Exchange Commission and other professional fees.

During the three-month period ended March 31, 2001, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,270,288 ($6,270,626 for the three-month period ended March 31, 2000) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on March 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of March 31, 2001, $435 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$802 million ($544 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at March 31, 2001, the Company had cash equivalents of $38,280,563 which represent 7.9% of total assets compared to $97,133,758 or 20% of total assets as at December 31, 2000. The decrease in liquidity is attributable to investment in Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach over 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On January 30, 2001, the Company has bought $107 millions in additional Mortgage Assets in order to reduce the increase of liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibit:
                       Exhibit No.         Description

                       11                  Computation of Earnings Per Share


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

--------------------------------------------------------------------------------
                                         NB CAPITAL CORPORATION
     Date May 15, 2001                             /s/ Tom Doss
          ------------                   -------------------------------------
                                                       Tom Doss
                                         Chief Financial Officer and Treasurer