Form 10-Q
period 2001-06-30
NB CAPITAL CORP
filed 2001-08-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,2001
   OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________


Commission file number     1-14103


                             NB CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



                 Maryland                               52-2063921
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)



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

         Class                    Outstanding at August 15, 2001
     Common Stock
par value $0.01 per share                       100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----

                                                                           Page
                                                                           ----
Part I. FINANCIAL INFORMATION:

        Item 1. Financial Statements

            Balance Sheets -
              As of June 30, 2001 and December 31, 2000                       1

            Statements of Income -
              For the three-month and six-month periods ended
              June 30, 2001 and 2000                                          2

            Statements of Stockholders' Equity -
                For the three-month and six-month periods ended
                June 30, 2001 and 2000                                        3

            Statements of Cash Flows -
              For the six-month periods ended June 30, 2001 and 2000          4

            Notes to the financial statements                                 5

        Item 2. Management's Discussion and Analysis of Financial Conditions
                and Results of Operations                                     8

Part II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                              11



-------------------------------------------------------------------------------
This report contains certain forward-looking statements and information relating to NB Capital Corporation (the "Company" or "NB Capital") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of June 30, 2001, the Canadian dollar exchange rate was C$1.5140 = $1.00 and certain amounts stated herein reflect such exchange rate.



NB CAPITAL CORPORATION

BALANCE SHEETS

                                                                 June 30,     December 31,
(in U.S. dollars)                                                2001 (1)        2000
Assets
    Cash and cash equivalents                                $    3,969,069   $ 97,133,758
    Due from an affiliated company                               16,185,308      5,285,479
    Promissory notes                                            465,313,188    379,543,070
    Accrued interest on cash equivalents                                930         75,850
------------------------------------------------------------------------------------------
                                                                485,468,495    482,038,157
==========================================================================================




Liabilities
    Due to the parent company                                       324,933        302,486
    Accounts payable                                                 43,592         46,979
    Dividend payable                                                      0      1,500,000
------------------------------------------------------------------------------------------
                                                                    368,525      1,849,465
------------------------------------------------------------------------------------------

Stockholders' equity
    Preferred stock, $0.01 par value per share;
          10,000,000 shares authorized,
                 110 Senior preferred shares issued and paid              1              1
             300,000 Series A shares issued and paid                  3,000          3,000

    Common stock, $0.01 par value per share;
               1,000 shares authorized,
                 100 shares issued and paid                               1              1

    Additional paid-in capital                                  476,761,014    476,761,014

    Retained earnings                                             8,335,954      3,424,676
------------------------------------------------------------------------------------------
                                                                485,099,970    480,188,692
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
                                                                485,468,495    482,038,157
==========================================================================================

------------------------------------------------------------------------------------------
(1) Unaudited

See accompanying notes to financial statements.



NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
                                                        Three-months ended           Six-months ended
                                                            June 30,                      June 30,
                                                     ------------------------    ------------------------
(in U.S. dollars)                                        2001          2000         2001           2000
-----------------------------------------------------------------------------------------------------------
Revenue
         Interest income
             Cash equivalents                          $   529,679   $   882,972   $ 1,125,277   $ 2,067,510
             Promissory notes                            8,073,195     8,677,395    17,099,859    16,263,369
------------------------------------------------------------------------------------------------------------
                                                         8,602,874     9,560,267    18,225,136    18,330,879
------------------------------------------------------------------------------------------------------------

Expenses

         Servicing and advisory fees                       324,937       321,717       673,069       605,290
         Legal and other professional fees                  58,946        57,492       100,213       216,337
------------------------------------------------------------------------------------------------------------
                                                           383,883       379,209       773,282       821,627
------------------------------------------------------------------------------------------------------------

Net income                                               8,218,991     9,181,058    17,451,854    17,509,252
------------------------------------------------------------------------------------------------------------

Preferred stock dividends                                6,270,288     6,270,627    12,540,576    12,541,253

------------------------------------------------------------------------------------------------------------
Income available to common stockholders                  1,948,703     2,910,431     4,911,278     4,967,999
------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding           100           100           100           100

------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                           19,487        29,104        49,113        49,680
------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.




NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
                                                         Three-months ended              Six-months ended
                                                              June 30,                       June 30,
                                                   -------------------------          ------------------------
(in U.S. dollars)                                   2001            2000               2001            2000
--------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
        Balance, beginning and end of period    $      3,001    $       3,001    $       3,001    $       3,001
        -------------------------------------------------------------------------------------------------------------------



COMMON STOCK AND PAID-IN CAPITAL
        Balance, beginning and end of period     476,761,015      476,761,015      476,761,015      476,761,015
        -------------------------------------------------------------------------------------------------------------------




RETAINED EARNINGS

        Balance, beginning and end of period       6,387,251        5,963,971        3,424,676        3,906,403
        Net income                                 8,218,991        9,181,058       17,451,854       17,509,252
        Preferred stock dividends                 (6,270,288)      (6,270,627)     (12,540,576)     (12,541,253)
        -------------------------------------------------------------------------------------------------------------------
        Balance, end of period                     8,335,954        8,874,402        8,335,954        8,874,402
        -------------------------------------------------------------------------------------------------------------------



TOTAL STOCKHOLDERS' EQUITY                       485,099,970      485,638,418      485,099,970      485,638,418
--------------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.




NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)
                                                                        Six-months ended
                                                                            June 30,
                                                                    ------------------------
(in U.S. dollars)                                                    2001            2000
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                     $  17,451,854    $  17,509,252
      Items not affecting cash resources
             Due from an affiliated company                      (10,899,829)      (2,380,470)
             Due to the parent company                                22,447           (6,089)
             Accounts payable                                         (3,387)           1,873
             Accrued interest receivable on cash equivalents          74,920           53,457

---------------------------------------------------------------------------------------------
Net cash provided by operating activities                          6,646,005       15,178,023
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Dividends                                                        (14,040,576)     (15,541,253)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                            (14,040,576)     (15,541,253)
---------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Investment in promissory notes                                  (228,537,191)     (98,836,341)
Repayments of promissory notes                                   142,767,073      107,414,628
---------------------------------------------------------------------------------------------
Net cash used in financing activities                            (85,770,118)       8,578,287
---------------------------------------------------------------------------------------------


Cash position, beginning of period                                97,133,758       58,048,336
---------------------------------------------------------------------------------------------
Cash position, end of period                                       3,969,069       66,263,393
=============================================================================================



---------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
June 30, 2001
(unaudited)
(in U.S. dollars)

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

     Per share data

     Basic earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2001 and 2000 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
June 30, 2001
(unaudited)
(in U.S. dollars)

3) Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from July 2001 to June 2011, at rates ranging from 6.217% to 9.774%, with a weighted average rate of approximately 7.437% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.


        Promissory notes as of March 31, 2001            $ 434,844,576
        Acquisitions                                       121,357,227
        Principal repayments                               (90,888,615)
        ---------------------------------------------------------------
        Promissory notes as of June 30, 2001             $ 465,313,188
        ---------------------------------------------------------------


        The scheduled principal repayments as of June 30, 2001 are as follows:


                2001      $71,265,413               2007    $2,443
                2002       41,954,135               2008    32,677
                2003       99,679,459               2009     1,340
                2004      145,324,952               2010     1,449
                2005       90,505,017               2011    24,278
                2006       16,522,025



4) Transactions with an affiliated company

     During the quarters ended June 30, 2001 and June 30, 2000, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $8,073,195 and $8,677,395, respectively (see Note 3).

     The amount of $16,185,308 due from an affiliated company as of June 30, 2001 and $5,285,479 as of December 31, 2000, represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

     The Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three months ended June 30, 2001 and June 30, 2000, fees of $6,250 were charged to the Company.

NB  CAPITAL  CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
June 30, 2001
(unaudited)
(in U.S. dollars)

5) Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three months ended June 30, 2001 and June 30, 2000, the average outstanding balance of the collateralized mortgage loans were $524,873,644 and $518,676,139, respectively. During the three months ended June 30, 2001 and June 30, 2000, fees of $318,687 and $315,467 respectively, were charged to the Company.

     Custodian agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three months ended June 30, 2001 and June 30, 2000, no fee was charged to the Company.

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

Results of operations:

For the three months ended June 30, 2001 and June 30, 2000, the Company reported net income of $8,218,991 and $9,181,058, respectively. Revenues, which were comprised entirely of interest income, were $8,602,874 and $9,560,267 respectively, and expenses were $383,883 and $379,209, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-four percent of revenues for the three months ended June 30, 2001 and ninety-one percent of revenues for the three months ended June 30, 2000 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of thirty pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three months ended June 30, 2001 and 2000, totaled $383,883 and $379,209, respectively, of which $324,937 and $321,717, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Security Exchange Commission and other professional fees.

During the three months ended June 30, 2001, the Board of Directors of the Company authorized dividends of, in the aggregate, $6,270,288 ($6,270,627 for the three months ended June 30, 2000) on Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on June 29, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of June 30, 2001, $465 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$869 million ($581 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As at June 30, 2001, the Company had cash equivalents of $3,969,069 which represent 0.8% of total assets compared to $97,133,758 or 20% of total assets as at December 31, 2000. The decrease in liquidity is attributable to investment in Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach over 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On June 12, 2001, the Company has bought $121 millions in additional Mortgage Assets in order to reduce the increase of liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

The Company's principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay franchise fees and expenses of advisors, if any.

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

                                    NB CAPITAL CORPORATION

          Date August 15, 2001      /s/ Tom Doss
                                   -------------------------------
                                   Tom Doss
                                   Chief Financial Officer and Treasurer

                                   EXHIBIT 11
                                   ----------


                             NB CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE


                                                 Three months       Three months
                                                    ended              ended
                                                   June 30,           June 30,
                                                     2001               2000


Net income                                         $8,218,991         $9,181,058

Deduct: Senior preferred stock
        and series A preferred
        stock dividends                             6,270,288          6,270,627
                                                    ---------          ---------


                                          (A)      $1,948,703         $2,910,431

Common share outstanding                  (B)             100                100

Earning per share                         (A/B)    $19,487.03         $29,104.31

EXHIBIT 27

                             NB CAPITAL CORPORATION
                             FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM NB CAPITAL CORPORATION'S UNAUDITED BALANCE SHEET AS OF JUNE 30, 2001 AND UNAUDITED STATEMENT OF INCOME FOR THE QUARTER ENDED JUNE 30, 2001 INCLUDED IN NB CAPITAL CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                           NB CAPITAL CORPORATION
              Period type                                      3-MOS
              Fiscal year end                                  DEC-31-2001
              Period start                                     JAN-01-2001
              Period end                                       JUN-30-2001
              Cash                                                   3,969,069
              Securities                                                     0
              Receivables                                          481,499,426
              Allowances                                                     0
              Inventory                                                      0
              Current assets                                       485,468,495
              PP&E                                                           0
              Depreciation                                                   0
              Total assets                                         485,468,495
              Current liabilities                                      368,525
              Bonds                                                          0
              Preferred mandatory                                            0
              Preferred                                                  3,001
              Common                                                         1
              Other-SE                                             485,096,968
              Total liability and equity                           485,468,495
              Sales                                                          0
              Total revenues                                         8,602,874
              CGS                                                            0
              Total costs                                                    0
              Other expenses                                           383,883
              Loss provision                                                 0
              Interest expense                                               0
              Income - pre tax                                       8,218,991
              Income - tax                                                   0
              Income - continuing                                    8,218,991
              Discontinued                                                   0
              Extraordinary                                                  0
              Changes                                                        0
              Net income                                             8,218,991
              EPS - primary                                             19,487
              EPS - diluted                                             19,487