Form 10-Q
period 2001-09-30
NB CAPITAL CORP
filed 2001-11-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2001
                                                        -----------------
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


          Class                   Outstanding at November 15, 2001
      Common Stock
par value $0.01 per share                        100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----
                                                                           Page

Part I. FINANCIAL INFORMATION:

        Item 1. Financial Statements

                Balance Sheets -
                   As of  September 30, 2001 and December 31, 2000............1

                Statements of Income -
                   For the three-month and nine-month periods ended September
                   30, 2001 and 2000..........................................2

                Statements of Stockholders' Equity -
                   For the three-month and nine-month periods ended September
                   30, 2001 and 2000..........................................3

                Statements of Cash Flows -
                   For the nine-month periods ended September 30, 2001 and
                   2000.......................................................4

                Notes to the financial statements.............................5

        Item 2. Management's Discussion and Analysis of Financial Conditions
                   and Results of Operations..................................8

Part II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K............................12


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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of September 30, 2001, the Canadian dollar exchange rate was C$1.5785 = $1.00 and certain amounts stated herein reflect such exchange rate.


NB CAPITAL CORPORATION

BALANCE SHEETS


                                        September 30,           December 31,
                                            2001                    2000
(in U.S. dollars)                        Unaudited
-------------------------------------------------------------------------------

Assets
   Cash and cash equivalents            $  10,346,000           $  97,133,758
   Due from an affiliated company          10,597,524               5,285,479
   Promissory notes                       468,867,008             379,543,070
   Accrued interest on cash equivalents         1,645                  75,850
-------------------------------------------------------------------------------
                                        $ 489,812,777           $ 482,038,157
-------------------------------------------------------------------------------


Liabilities
   Due to the parent company                  338,937                 302,486
   Accouns payable                             49,478                  46,979
   Dividend payable                                 0               1,500,000
-------------------------------------------------------------------------------
                                              388,415               1,849,465
-------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.01 par value per share;
      10,000,000 shares authorized,
          110 Senior preferred shares issued
          and outstanding                           1                       1
        300,000 Series A shares isued and
          outstanding                           3,000                   3,000

     Common stock, $0.01 par value per share;
        1,000 shares authorized,
          100 shares issued and outstanding         1                       1


     Additional paid-in capital           476,761,014             476,761,014

     Retained earnings                     12,660,346               3,424,676
-------------------------------------------------------------------------------
                                          489,424,362             480,188,692
-------------------------------------------------------------------------------

                                          489,812,777             482,038,157
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

                                            Three-month periods ended               Nine-Month periods ended
                                                   September 30,                           September 30,
(in U.S. Dollars)                           2001                  2000              2001                2000
------------------------------------------------------------------------------------------------------------------

Revenue
        Interest income
          Cash equivalents              $  325,527           $  1,407,683       $  1,450,804         $  3,475,193
          Promissory notes              10,670,556              8,050,951         27,770,415           24,314,320
------------------------------------------------------------------------------------------------------------------
                                        10,996,083              9,458,634         29,221,219           27,789,513
------------------------------------------------------------------------------------------------------------------

Expenses
        Servicing and advisory fees        338,942                300,367          1,012,011              905,657
        Legal and other professional fees   62,461                 35,154            162,674              251,491
------------------------------------------------------------------------------------------------------------------
                                           401,403                335,521          1,174,685            1,157,148
------------------------------------------------------------------------------------------------------------------
Net income                              10,594,680              9,123,113         28,046,534           26,632,365

Preferred stock dividends                6,270,288              6,270,627         18,810,864           18,811,880
------------------------------------------------------------------------------------------------------------------
Income available to common stockholders  4,324,392              2,852,486          9,235,670            7,820,485
------------------------------------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding                           100                    100                100                   100
------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic           43,244                 28,525             92,357                78,205
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                 Three-month periods ended       Nine-month periods ended
                                                        September 30                    September 30
(in U.S. dollars)                                    2001           2000              2001          2000
-----------------------------------------------------------------------------------------------------------

PREFERRED STOCK
   Balance, beginning and end of period           $ 3,001         $ 3,001            $3,001         $3,001
-----------------------------------------------------------------------------------------------------------

COMMON STOCK AND PAID-IN CAPITAL
   Balance, beginning and end of period      476,761,015     476,761,015        476,761,015     476,761,015
-----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance, beginning of period                8,335,954       8,874,402          3,424,676       3,906,403
   Net income                                 10,594,680       9,123,113         28,046,534      26,632,365
   Preferred stock dividends                  (6,270,288)     (6,270,627)       (18,810,864)    (18,811,880)
-----------------------------------------------------------------------------------------------------------
   Balance, end of period                     12,660,346      11,726,888         12,660,346      11,726,888
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                   489,424,362     488,490,904        489,424,362     488,490,904
-----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                        Nine-month periods ended
                                                               September 30,
(in U.S. dollars)                                       2001                 2000
--------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net Income                                            $ 28,046,534     $  26,632,365
  Items not affecting cash resources
        Due from an affiliated company                  (5,312,045)       16,953,110
        Due to the parent company                           36,451           (27,440)
        Accounts payable                                     2,499             7,790
        Accrued interest receivable on cash equivalents     74,205            53,595
--------------------------------------------------------------------------------------
Net cash provided by operating activities               22,847,644        43,619,420
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES

Dividends                                              (20,310,864)      (21,811,880)
--------------------------------------------------------------------------------------
Net cash used in financing activities                  (20,310,864)      (21,811,880)
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in promissory notes                        (284,500,923)     (166,159,779)
Repayments of promissory notes                         195,176,985       150,908,364
--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities    (89,323,938)      (15,251,415)
--------------------------------------------------------------------------------------

Cash position, beginning of period                      97,133,758        58,048,336
--------------------------------------------------------------------------------------
Cash position, end of period                            10,346,600        64,604,461
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
See accompanying notes to financial statements

NB CAPITAL CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
September 30, 2001
(unaudited)
(in U.S. dollars)

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

     The interim financial statements for the three months and nine months periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the company's annual report filed on form 10-K. The results of the interim financial statements may not be indicator of the results anticipated in the full year.

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

     Per share data

     Basic earnings per share with respect to the Company for the three-month and nine-month periods ended September 30, 2001 and 2000 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
September 30, 2001
(unaudited)
(in U.S. dollars)

3) Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans that are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from October 2001 to September 2006, at rates ranging from 7.312% to 10.211%, with a weighted average rate of approximately 8.273% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.


     Promissory notes as of June 30, 2001                                     $  465,313,188
     Acquisitions                                                                 55,963,732
     Principal repayments                                                        (52,409,912)
     ----------------------------------------------------------------------------------------
     Promissory notes as of September 30, 2001                                $  468,867,008
     ---------------------------------------------------------------------------------------

     The scheduled principal repayments as of September 30, 2001 are as follows:


                                           2001         $33,345,922
                                           2002          42,427,861
                                           2003          96,666,046
                                           2004         143,379,093
                                           2005         105,444,169
                                           2006          47,603,917

4) Transactions with an affiliated company

     During the quarters ended September 30, 2001 and September 30, 2000, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $10,670,556 and $8,050,951, respectively (see Note 3).

     The amount of $10,597,524 due from an affiliated company as of September 30, 2001 and $5,285,479 as of December 31, 2000, represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

     The Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $25,000 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended September 30, 2001 and September 30, 2000, fees of $6,250 were charged to the Company.

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

NB CAPITAL CORPORATION

NOTES  TO  THE  FINANCIAL  STATEMENTS
September 30, 2001
(unaudited)
(in U.S. dollars)

     The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended September 30, 2001 and September 30, 2000, the average outstanding balance of the collateralized mortgage loans were $550,462,170 and $481,649,108, respectively. During the three-month periods ended September 30, 2001 and September 30, 2000, fees of $332,692 and $294,117 respectively, were charged to the Company.

     Custodian agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended September 30, 2001 and September 30, 2000, no fee was charged to the Company.

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

     o Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issue 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada.

     o These Series A shares are traded in the form of Depositary Shares, each representing a one-fortieth interest therein.

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

7) Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has concluded that the adoption of the provisions of FAS 141 and 142 will have no material effect on its results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property as well as other qualifying REIT assets ("Mortgage Assets"). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and, accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 95% of its taxable income, subject to certain adjustments, to its stockholders.

Results of operations:

For the three-month periods ended September 30, 2001 and September 30, 2000, the Company reported net income of $10,594,680 and $9,123,113, respectively. Revenues, which were comprised entirely of interest income, were $10,996,083 and $9,458,634 respectively, and expenses were $401,403 and $335,521, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-seven percent of revenues for the three-month period ended September 30, 2001 and eighty-five percent of revenues for the three-month period ended September 30, 2000 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of thirty-six pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended September 30, 2001 and 2000, totaled $401,403 and $335,521, respectively, of which $338,942 and $300,367, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Security Exchange Commission and other professional fees.

During the three-month period ended September 30, 2001, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,270,288, compared to $6,270,627 for the three-month period ended September 30, 2000, on its Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares. Such dividends were paid on September 28, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of September 30, 2001, $469 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$884 million ($586 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of September 30, 2001, the Company had cash equivalents of $10,346,600 representing 2.1% of total assets, compared to $97,133,758, representing 20% of total assets, as of December 31, 2000. The decrease in liquidity is attributable to investment in Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources exceed 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On September 24, 2001, the Company bought $56 million in additional Mortgage Assets in order to reduce increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

Disclosure About Market Risk

Any market risk to which the Company would be exposed would result from fluctuations in (a) interest rates and (b) currency exchange rates affecting the interest payments received by the Company in respect of the Mortgage Assets issued by NB Finance. Since the Mortgage Assets are significantly overcollateralized by the Mortgage Loans, interest rate fluctuations should not present significant market risk. The Company expects that the interest and principal generated by the Mortgage Loans should enable full payment by NB Finance of all of its obligations as they became due. Since the Mortgage Loans are guaranteed by a fixed ratio of exchange, predetermined on the date of purchase and applicable until the maturity of the Mortgage Loans pursuant to the Mortgage Loan Assignment Agreement, fluctuations in currency exchange rates should not present significant market risk.

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

                                        NB CAPITAL CORPORATION

         Date November 15, 2001            /s/  Tom Doss
              -----------------            -------------------------------------
                                           Tom Doss
                                           Chief Financial Officer and Treasurer

                                   EXHIBIT 11
                                   ----------


                             NB CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE


                                                         Three-month period      Three-month period
                                                               ended                   ended
                                                         September 30, 2001      September 30, 2001


        Net income                                           $10,594,680              $ 9,123,113

        Deduct: Senior preferred stock and                     6,270,288                6,270,627
                                                               ---------                ---------
                series A preferred stock
                dividends

                                              (A)             $4,324,392              $ 2,852,486

        Common share outstanding              (B)                    100                      100

        Earnings per share                    (A/B)           $43,243.92              $ 28,524.86

EXHIBIT 27

                             NB CAPITAL CORPORATION
                             FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM NB CAPITAL CORPORATION'S UNAUDITED BALANCE SHEET AS OF SEPTEMBER 30, 2001 AND UNAUDITED STATEMENT OF INCOME FOR THE QUARTER ENDED SEPTEMBER 30, 2001 INCLUDED IN NB CAPITAL CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                           NB CAPITAL CORPORATION
              Period type                                         3-MOS
              Fiscal year end                                     DEC-31-2001
              Period start                                        JAN-01-2001
              Period end                                          SEP-30-2001
              Cash                                                  10,346,600
              Securities                                                     0
              Receivables                                          479,466,177
              Allowances                                                     0
              Inventory                                                      0
              Current assets                                       489,812,777
              PP&E                                                           0
              Depreciation                                                   0
              Total assets                                         489,812,777
              Current liabilities                                      388,415
              Bonds                                                          0
              Preferred mandatory                                            0
              Preferred                                                  3,001
              Common                                                         1
              Other-SE                                             489,421,360
              Total liability and equity                           489,812,777
              Sales                                                          0
              Total revenues                                        10,996,083
              CGS                                                            0
              Total costs                                                    0
              Other expenses                                           401,403
              Loss provision                                                 0
              Interest expense                                               0
              Income - pre tax                                      10,549,680
              Income - tax                                                   0
              Income - continuing                                   10,549,680
              Discontinued                                                   0
              Extraordinary                                                  0
              Changes                                                        0
              Net income                                            10,549,680
              EPS - primary                                             43,244
              EPS - diluted                                             43,244