Form 10-K
period 2001-12-31
NB CAPITAL CORP
filed 2002-04-01
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------- to
         --------.


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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of December 31, 2001, all Common Stock, par value $ .01 per share, was held by an affiliate.

          As of December 31, 2001, the number of shares of Common Stock outstanding was 100.

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

                                  EXCHANGE RATE

          References to $ are to United States dollars; references to C$ are to Canadian dollars. As of December 31, 2001, the Canadian dollar exchange rate was C$1.5928 = $1.00 and certain amounts stated herein reflect such exchange rate.

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

          The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of thirty-five "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the "Mortgage Loans." Hypothecation loans are loans secured by the pledge of mortgages as security therefor. The Mortgage Loans consist of thirty-five pools of, at December 31, 2001, an aggregate 11,352 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

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

          The Advisory Agreement had an initial term of one year, and has been renewed four times for additional one-year periods. Last amendment was dated October 31, 2001. The Advisory Agreement may be terminated by the Company at any time upon 60 days' prior written notice. As long as any of the Series A Preferred Shares or Depositary Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank is entitled to receive an advisory fee equal to US$25,000 payable in equal quarterly installments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depositary Shares.

Servicing Agreement

          The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced.

          The Servicing Agreement, put in place on September 3, 1997, had an initial term of one year, and has been renewed four times for additional one-year periods. Last amendment was dated June 28, 2001. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

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

Investment Policy

          The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest at least 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2001, Mortgage Assets issued by NB Finance comprised 88.8% of the Company's portfolio.

          The Company expects to continue to follow the foregoing investment policy deposited at the board on October 31, 2001. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders. All investments will be made primarily for income.

Description of the Mortgage Assets

          The Mortgage Assets issued by NB Finance are comprised of thirty-five hypothecation loans issued by NB Finance to the Company. As of December 31, 2001, the principal amount of the Mortgage Assets was approximately US$416 million. Each of the thirty-five hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2001, the Mortgage Loans were comprised of, in the aggregate, 11,352 Mortgage Loans in an aggregate amount of approximately C$784 million

(US$492 million). The value of each pool of Mortgage Loans comprising the Mortgage Loans exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are overcollateralized by the Mortgage Loans. The aggregate amount of such overcollateralization is, as of December 31, 2001, US$76 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

          Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2002 to July 2006. The Mortgage Assets pay interest at rates ranging from 7.31% to 10.21%, with a weighted average rate of approximately 8.29% per annum.

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

          As a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its "REIT taxable income." REIT taxable income is essentially taxable income, as determined in accordance with the Code, with certain adjustments. The most significant of such adjustments are (i) no deduction is allowed for dividends received, (ii) a deduction is allowed for dividends paid (other than the portion of any dividend attributable to net income from foreclosure property) and for taxes imposed for failing to satisfy certain statutory REIT requirements, and (iii) net income from foreclosure property and net income derived from prohibited transactions is excluded from the determination.

Employees

          The Company has eight employees. The Company does not anticipate that it will require any additional employees because the Company retains the Bank to perform certain functions pursuant to the Advisory Agreement. Each employee of the Company is currently also an officer and/or director of the Bank and/or an affiliate of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and of any of the Bank's affiliates.

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

          As of October 31, 2001, the Bank held more than C$12 billion of residential mortgage assets. Slightly more than 75.2% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). The market share of the Bank for such mortgages in Quebec is approximately 18.6% compared with a significantly greater market share for Caisses Populaires Desjardins.

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

          For the year ended December 31, 1999, the Company paid one dividend with respect to the Common Stock in an amount of $9,575,000. For the year ended December 31, 2000, the Company paid one dividend with respect to the Common Stock in an amount of $11,700,000. For the year ended December 31, 2001, the Company paid one dividend with respect to the Common Stock in an amount of US$12,000,000.

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

ITEM 6: SELECTED FINANCIAL DATA


                                                         Year Ended           Year Ended            Year Ended
                                                     December 31, 2001     December 31, 2000    December 31, 1999

                                                            US$                   US$                  US$
Statement of Income Data:
                                                            38,387,349            36,319,928           37,426,460
Operating Revenues................................
                                                            36,800,230            34,800,780           35,915,518
Income from Operations............................
                                                               368,002               348,008              359,155
Income from Operations per Common Share...........
                                                            US$                   US$                  US$
Balance Sheet Data:
                                                           481,787,476           482,038,157          484,025,426
Total assets......................................
                                                               379,706             1,849,465            3,355,007
Total liabilities.................................
                                                           481,407,770           480,188,692          480,670,419
Stockholders' Equity..............................
                                                               105,000               102,000              120,750
Cash Dividends Declared per Common Share..........


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

          The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as other qualifying REIT assets. The Company has elected to be taxed as a REIT under the Code and, accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income, subject to certain adjustments, to its stockholders.

Results of Operations

          Income from operations for the year ended December 31, 2001 increased by $2,067,421 or 5.7% over the prior year ended December 31, 2000 and decreased by $1,106,532 or 3.0% over the prior year ended December 31, 1999. Operating revenues for the year ended December 31, 2001, the year ended December 31, 2000 and the year ended December 31, 1999, which were comprised entirely of interest income, were $38,387,349, $36,319,928 and $37,426,460, respectively. Because the
Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

          Ninety-six percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of thirty-five pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper of National Bank of Canada and U.S. Treasury bills).

          Expenses for the year ended December 31, 2001, the year ended December 31, 2000 and the year ended December 31, 1999 totaled $1,587,119, $1,519,148 and
$1,510,942, respectively, of which $1,342,749, $1,208,144 and $1,276,740, respectively, represent servicing and advisory fees paid to the Bank pursuant to the Servicing Agreement and the Advisory Agreement. Pursuant to those agreements, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

          During the year ended December 31, 2001, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,081,152 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares) and a dividend of $10,500,000 on Common Stock.

Capital Resources and Liquidity

          The Company's revenues are derived from its Mortgage Assets. As of December 31, 2001, US$416 million of Mortgage Assets issued by NB Finance were over-collateralized by the C$784 million (US$492 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

          The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

          As at December 31, 2001, the Company had cash resources of $53,765,605, which represent 11.2% of total assets compared to $97,133,758 or 20.0% of total assets as at December 31, 2000 and $58,048,336 which represent 12.0% of total assets as at December 31, 1999. The decrease in liquidity is attributable to purchased of promissory notes done through out the year. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 15% of total assets. As at January 25, 2002 the Company has bought $71.9 millions in additional Mortgage Assets in order to reduce that increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has concluded that the adoption of the provisions of FAS 141 and 142 will have no effect on its results of operations and financial position.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements are contained on pages F-1 through F-9 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Directors and Executive Officers

          The Board of Directors of the Company consists of the individuals set forth below. Mr. Belzile, Mr. Michel and Mr. Dube are Independent Directors. The Company currently has eight employees and does not anticipate that it will require additional employees.

          As of December 31, 2001, the persons who are directors and executive officers of the Company are as follows:

                Name                   Age      Position and Offices Held     Director Since

                Christian Dube          45      Director                               2001

                Donna Goral             44      Director                               2001

                Andre Belzile           40      Director                               1999

                Alain Michel            52      Director and Chairman of the           1997
                                                Audit Commitee

                Frank de Vries          46      Director; Chairman of the Board;
                                                President and Chief Executive
                                                Officer                                1999

                Thomas Doss             55      Director and Chief Financial
                                                Officer                                1997

                J. Norman Kelly         50      Director and Vice-President            2000


          James J. Hanks, Jr. (Secretary) is an officer of the company. Sophie Clermont (Assistant Secretary), Michele Jenneau (Assistant Secretary), Jean Dagenais (Vice-President and Chief Accounting Officer) and Martin Ouellet (Vice-President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company.

          Mr. Belzile has been Vice-President and Chief Financial Officer of Cascades Inc since 1992. Prior to that, he was Corporate Director of Finances of Cascades Inc from 1990. Prior to that, he worked as an external auditor for the accounting firm of Coopers & Lybrand from 1984 to 1986.

          Mr. Michel has been a business consultant for the Caisse de depot et placement du Quebec since 2001. Prior to that, he was Senior Vice-President and Chief Financial Officer of Le Groupe Videotron Ltee since September 1994. Prior to that, he was Vice-President of Finance and Treasurer of Videotron beginning in July 1992.

          Mr. Kelly joined the Bank in 1998 as Group Vice-President of Administration in New York. He is an officer of several of the Bank's subsidiaries.

          Mr. Doss joined the Bank in 1981 and was elected Vice-President, Credit (U.S.) in 1988. He is an officer of several of the Bank's U.S. subsidiaries and is a director of NB Finance.

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

          Mr. Christian Dube has been Senior Vice-President and Chief Financial Officer of Domtar Inc. since 1998. Prior to that, he was Vice-President Corporate Development and Vice-President Treasurer of Domtar Inc. between 1996 and 1998. He was Manager, Corporate Finance for the accounting firm of Coopers & Lybrand from 1992 to 1996.

          Ms. Donna Goral has been Vice-President - Taxation, USA Operations for National Bank of Canada since 1992. Ms. Goral's tax experience also includes positions with KPMG Peat Marwick and Ernst & Whinney. She is a member of the American Institute of Public Accountants, the New York State Society of CPA's and the Institute of International Bankers.

          The Company pays the Independent Directors fees for their services. The Independent Directors receive annual compensation of $10,000 plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors. The Company also pays the directors who comprise the audit committee a fee for their additional services. The audit committee is comprised of the Independent Directors. Each Independent Director receives annual compensation of $1,500 per year plus a fee of $750 for attendance (in person or by telephone) at each meeting of the audit committee. Additionally, Mr. Michel receives annual compensation of $1,000 for acting as Chairman of the audit committee.

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

ITEM 11: EXECUTIVE COMPENSATION

                           Summary Compensation Table

                                                 Annual Compensation                            Long Term
                                                                                              Compensation
                                                                                                 Awards


     Name and Principal Position         Year       Salary        Bonus         Other           Securities         All Other
                                                                               Annual           Underlying       Compensation
                                                                            Compensation       Options/SARs


Frank de Vries, CEO(1), (2)            2001       $185,000     $126,182(3)    $ 24,527(4)          20,300               -


--------------------------
(1)      Mr. de Vries was appointed CEO of the Company in September 1999.

(2) Compensation disclosed in this table for Mr. de Vries was paid in consideration for all of Mr. de Vries' respective services to the Bank and its subsidiaries. Only a portion of such compensation is attributable to their respective services to the Company, which portion was charged back to the Company by the Bank pursuant to the terms of the Advisory Agreement. No executive officer of the Company was paid more than US$100,000 of compensation for the fiscal year ended December 31, 2001 that would be attributable to services performed for the Company and its subsidiaries and thus are not included in this table.

(3)      Bonus granted in December 2001.  (Paid in January 2002)

(4) Represents the imputed income related to allowances for auto, parking and education.


SAR Grants in Last Fiscal Year

          The following table provides information about stock appreciation rights ("SARs") awarded to Frank de Vries during the fiscal year ended December 31, 2001:


                       SAR Grants in the Last Fiscal Year

                                                         Individual Grants(1)
                                           Number of       % of Total       Base      Expiration    Potential
                                           Securities      Options/SAR      Price                  Realizable Value at
                                           Underlying       Granted                                Assumed Annual
                                           Options/SARs        to                                  Rates of Stock Price
                                            Granted        Employees                               Appreciation
                                                           in Fiscal                               for Options/SAR Term(2)
Name                                           (#)           Year          (C$/Sh)       Date       5% (C$)         10% (C$)

Frank de Vries                                   20,300  1.06%           $28.01      Dec. 31,         28,430         56,860
                                                                                     2011

------------------
(1)The SARs granted to Frank de Vries vest in four equal annual installments commencing on the first anniversary of their date of grant.

(2)Potential gains on SARs are net of base price, but before taxes associated with exercise.


                               Pension Plan Table


    Canadian Dollars                                              Years of Service
      Remuneration

                                          15               20            25              30              35

                C$100,000                 C$27,020       C$35,631        C$44,242        C$52,853        C$61,845

                  125,000                   34,436         43,047          51,659          60,270          69,261

                  150,000                   41,853         50,464          59,075          67,686          76,678

                  175,000                   49,270         57,881          66,492          75,103          84,095

                  200,000                   56,686         65,297          73,909          82,520          91,511

                  225,000                   64,103         72,714          81,325          89,936          98,928

                  250,000                   71,520         80,131          88,742          97,353         106,345

                  300,000                   71,520         80,131          88,742          97,353         106,345

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2001, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank's address is National Bank Tower, 600 de La Gauchetiere West, Montreal, Quebec, H3B 4L2. No officer or director beneficially owns more than five percent of any class of the Company's securities.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business- Advisory Agreement." The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business-Servicing Agreement."

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

         (b) During the quarter ended December 31, 2001, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th of March, 2002.

                                        NB CAPITAL CORPORATION
                                            (Registrant)


                                         By:   /s/ Frank de Vries
                                              ---------------------------
                                              Frank de Vries
                                              Chief Executive Officer, President
                                              (Principal Executive Officer)



                                         By:   /s/ Thomas Doss
                                              ---------------------------
                                              Thomas Doss
                                              Chief Financial Officer
                                              (Principal Financial Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2002.


By:       /s/ Donna Goral                By:  /s/ Alain Michel
         -------------------------          -----------------------------
         Donna Goral                           Alain Michel
         Director                              Director


                                         By:  /s/ Andre Belzile
                                             ----------------------------
                                               Andre Belzile
                                               Director


                                         By:  /s/ Christian Dube
                                             ----------------------------
                                               Christian Dube
                                               Director


                                         By:   /s/ J. Norman Kelly
                                              ----------------------------
                                               J. Norman Kelly
                                               Director


                                         By:    /s/ Frank de Vries
                                              ----------------------------
                                               Frank de Vries
                                               Director


                                         By:    /s/ Thomas Doss
                                              ------------------------------
                                               Thomas Doss
                                               Director

                                 NB CAPITAL CORPORATION

                                 Financial statements as of
                                 December 31, 2001, 2000 and 1999, and
                                 Independent Auditor's Report

NB CAPITAL CORPORATION
Table of contents
--------------------------------------------------------------------------------

Independent Auditors' Report.................................................F-1


Balance sheets...............................................................F-2


Statements of income.........................................................F-3


Statements of stockholders' equity...........................................F-4


Statements of cash flows.....................................................F-5


Notes to the financial statements.....................................F-6 to F-9

Deloitte & Touche, LLP
Assurance and Advisory Services
1 Place Ville-Marie
Suite 3000
Montreal QC H3B 4T9
Canada

Tel.:  (514) 393-7115
Fax:  (514) 390-4111
www.deloitte.ca






Independent Auditors' Report

To the Board of Directors and Stockholders of NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, 2000 and 1999 and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Montreal, Canada

February 8, 2002

NB CAPITAL CORPORATION
Balance sheets
as of  December 31, 2001 and 2000
(in U.S. dollars)

------------------------------------------------------   ----------- -----------
                                                            2001       2000
------------------------------------------------------   ----------- -----------
                                                             $           $

Assets
  Cash and cash equivalents                               53,765,605  97,133,758
  Due from an affiliated company                          12,132,195   5,285,479
  Promissory notes                                       415,882,966 379,543,070
  Accrued interest on cash equivalents                         6,710      75,850
------------------------------------------------------   ----------- -----------
                                                         481,787,476 482,038,157
------------------------------------------------------   ----------- -----------
Liabilities
  Due to the parent company                                  330,731     302,486
  Accounts payable                                            48,975      46,979
  Dividend payable                                                 -   1,500,000
------------------------------------------------------   ----------- -----------
                                                             379,706   1,849,465
Stockholders' equity

  Preferred stock, $0.01 par value per share;
    10,000,000 shares authorized,
      300,000 Series A shares issued and paid                  3,000       3,000
        110 Senior preferred shares issued and paid                1           1

  Common stock, $0,01 par value per share;
    1,000 shares authorized,
      100 shares issued and paid                                   1           1

   Additional paid-in capital                            476,761,014 476,761,014

   Retained earnings                                       4,643,754   3,424,676
------------------------------------------------------   ----------- -----------
                                                         481,407,770 480,188,692
------------------------------------------------------   ----------- -----------
                                                         481,787,476 482,038,157
------------------------------------------------------   ----------- -----------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 2001, 2000 and 1999
(in U.S. dollars)

--------------------------------------- ------------- ------------ -------------
                                            2001         2000           1999
--------------------------------------- ------------- ------------ -------------
                                              $           $               $

Revenue
     Interest income
         Short-term investments            1,478,790    4,597,512     2,279,534
         Promissory notes                 36,806,319   31,632,389    34,972,083
         Bank interest                       102,240       90,027       174,843
--------------------------------------- ------------- ------------ -------------
                                          38,387,349   36,319,928    37,426,460
--------------------------------------- ------------- ------------ -------------


Expenses
     Legal                                    76,080       77,285       125,490
     Other professional fees                 168,290      233,719       108,712
     Servicing fees                        1,317,749    1,183,144     1,251,740
     Advisory fees                            25,000       25,000        25,000
--------------------------------------- ------------- ------------ -------------
                                           1,587,119    1,519,148     1,510,942
--------------------------------------- ------------- ------------ -------------

Net income                                36,800,230   34,800,780    35,915,518

Preferred stock dividends                 25,081,152   25,082,507    25,078,481
--------------------------------------- ------------- ------------ -------------
Income available to common stockholders   11,719,078    9,718,273    10,837,037
--------------------------------------- ------------- ------------ -------------
Weighted average number of common
     shares outstanding                          100          100           100
--------------------------------------- ------------- ------------ -------------

Earnings per common share - basic            117,191       97,183       108,370
--------------------------------------- ------------- ------------ -------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of stockholders' equity
years ended December 31, 2001, 2000 and 1999
(in U.S. dollars)


------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------
                                              Series A      Senior                     Additional
                                             Preferred    Preferred      Common         Paid-in        Retained
                                               Stock        Stock         Stock         Capital        Earnings         Total
------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------
                                                 $            $             $              $               $              $

Stockholders' equity as of
     December 31, 1998                           3,000            1           1         476,761,014     5,144,366    481,908,382
------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------


Net income                                           -            -           -                   -    35,915,518     35,915,518
Dividends on senior preferred stock and
     Series A preferred stock                        -            -           -                   -   (25,078,481)   (25,078,481)
Dividend on common stock                             -            -           -                   -   (12,075,000)   (12,075,000)
------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------
Stockholders' equity as of
     December 31, 1999                           3,000            1           1         476,761,014     3,906,403    480,670,419
------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------

------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------

Net income                                           -            -           -                   -    34,800,780     34,800,780
Dividends on senior preferred stock and
     Series A preferred stock                        -            -           -                   -   (25,082,507)   (25,082,507)
Dividend on common stock                             -            -           -                   -   (10,200,000)   (10,200,000)
------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------
Stockholders' equity as of
     December 31, 2000                           3,000            1           1         476,761,014     3,424,676    480,188,692
------------------------------------------- ------------ ------------ -------------- --------------- -------------- --------------


Net income                                           -            -           -                   -    36,800,230     36,800,230
Dividends on senior preferred stock and
     Series A preferred stock                        -            -           -                   -   (25,081,152)   (25,018,152)
Dividend on common stock                             -            -           -                   -   (10,500,000)   (10,500,000)
------------------------------------------- ------------ ------------- -------------- --------------- -------------- --------------
Stockholders' equity as of
     December 31, 2001                           3,000            1           1         476,761,014     4,643,754    481,407,770
------------------------------------------- ------------ ------------- -------------- --------------- -------------- --------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of cash flows
years ended December 31, 2001, 2000 and 1999
(in U.S. dollars)

------------------------------------------------ -------------- -------------- --------------
                                                       2001            2000           1999
------------------------------------------------ -------------- -------------- --------------
                                                        $              $             $




Operating activities
  Net income                                        36,800,230     34,800,780    35,915,518
  Items not affecting cash
      Due from an affiliated company                (6,846,716)    16,771,250   (13,389,338)
      Due to the parent company                         28,245        (25,321)       24,030
      Accounts payable                                   1,996         19,779        (6,657)
      Accrued interest on cash
        equivalents                                     69,140         (1,699)      (74,151)
------------------------------------------------ -------------- -------------- --------------
  Net cash provided by operating activities         30,052,895     51,564,789    22,469,402
------------------------------------------------ -------------- -------------- --------------



Investing activities
  Investment in promissory notes                  (284,500,923)  (166,159,779)  (85,989,303)
  Repayments of promissory notes                   248,161,027    190,462,919   134,043,050
------------------------------------------------ -------------- -------------- --------------
  Net cash (used in) provided by investing
      activities                                   (36,339,896)    24,303,140    48,053,747
------------------------------------------------ -------------- -------------- --------------

Financing activities



Dividends                                          (37,081,152)   (36,782,507)  (34,653,481)
------------------------------------------------ -------------- -------------- --------------
Net cash used in financing activities              (37,081,152)   (36,782,507)  (34,653,481)
------------------------------------------------ -------------- -------------- --------------


Cash position, beginning of year                    97,133,758     58,048,336    22,178,668
------------------------------------------------ -------------- -------------- --------------
Cash position, end of year                          53,765,605     97,133,758    58,048,336
------------------------------------------------ -------------- -------------- --------------


See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2001, 2000 and 1999
(in U.S. dollars)
--------------------------------------------------------------------------------


1.       Incorporation and nature of operations

         NB Capital Corporation (the "Company") was incorporated in the state of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular, dated August 22, 1997, $300 million of preferred stock and simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $183 million. The Company used the aggregate net proceeds of $477 million to acquire promissory notes of NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

2.       Significant accounting policies

         Financial statements

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

         Promissory notes

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and based on the Company's intentions regarding these instruments, the Company has classified the promissory notes as held to maturity and has accounted for them at amortized cost.

         Income taxes

         The Company has elected to be taxable as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

         Per share data

         Basic earnings per share with respect to the Company for the years ended December 31, 2001, 2000 and 1999 are computed based upon the weighted average number of common shares outstanding during the year.

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

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2001, 2000 and 1999
(in U.S. dollars)
--------------------------------------------------------------------------------


3.       Promissory notes

         The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

         The promissory notes have maturities ranging from January 2002 to July 2006, at rates ranging from 7.31% to 10.21%, with a weighted average rate of approximately 8.29% per annum.

         These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

                                                   2001             2000
                                                ---------------- ---------------
                                                     $               $
         Promissory notes, beginning of year      379,543,070      403,846,210
         Acquisitions                             284,500,923      166,159,779
         Principal repayments                    (248,161,027)    (190,462,919)
         -------------------------------------- ---------------- ---------------
         Promissory notes, end of year            415,882,966      379,543,070
         -------------------------------------- ---------------- ---------------


         The scheduled principal repayments as of December 31, 2001 are as follows:



                                                         $
                2002                                 42,188,344
                2003                                 91,299,376
                2004                                136,242,198
                2005                                100,352,785
                2006                                 45,800,263

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2001, 2000 and 1999
(in U.S. dollars)
--------------------------------------------------------------------------------


4.       Transactions with an affiliated company

         During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $36,806,319 ($31,632,389 in 2000 and $34,972,083 in 1999) (see Note 3).

         The amounts due from an affiliated company as of December 31, 2001 and 2000 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

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

         The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $527,102,068 ($485,346,372 in 2000). During the year, fees of $1,317,749 ($1,183,144 in 2000 and $1,251,740 in 1999) were charged to the Company.

         Custodian agreement

         National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 2001, 2000 and 1999, no fee was charged to the Company.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2001, 2000 and 1999
(in U.S. dollars)
--------------------------------------------------------------------------------


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

7.       Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company has concluded that the adoption of the provisions of SFAS 141 and 142 will have no effect on its results of operations and financial position.

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


    10.13(i) Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance,
                      Ltd., NB Capital Corporation and National
                      Bank of Canada**

    10.13(ii)         Mortgage Loan Assignment Agreement dated
                      as of December 4, 1998 among NB Finance,
                      Ltd., NB Capital Corporation and National
                      Bank of Canada**


    10.14(i)          Promissory Note representing
                      $25,836,597.23 executed by NB Finance,
                      Ltd. in favor of NB Capital Corporation**


    10.14(ii)         Promissory Note representing
                      $29,880,126.51 executed by NB Finance,
                      Ltd. in favor of NB Capital Corporation**


    10.15 Mortgage Loan Assignment Agreement dated as of September 28, 1999 among NB
                      Finance, Ltd., NB Capital Corporation and
                      National Bank of Canada


    10.16             Promissory Note representing
                      $47,783,095.36 executed by NB Finance,
                      Ltd. in favor of NB Capital Corporation


    10.17 Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance,
                      Ltd., NB Capital Corporation and National
                      Bank of Canada****


    10.18             Promissory Note representing
                      $98,836,341.23 executed by NB Finance,
                      Ltd. in favor of NB Capital Corporation****


    10.19 Mortgage Loan Assignment Agreement dated as of September 28, 2000 among NB
                      Finance, Ltd., NB Capital Corporation and
                      National Bank of Canada****

    10.20             Promissory Note representing
                      $67,323,437.74 executed by NB Finance,
                      Ltd. in favor of NB Capital Corporation****


    10.21(i) Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB Finance, Ltd.,
                      NB Capital Corporation and National Bank of Canada


    10.21(ii)         Mortgage Loan Assignment Agreement dated
                      as of June 12, 2001 among NB Finance, Ltd.,
                      NB Capital Corporation and National Bank of
                      Canada


    10.22(i)          Promissory Note representing
                      $40,464,439.94 executed by NB Finance,
                      Ltd. in favor of NB Capital Corporation


    10.22(ii)         Promissory Note representing
                      $41,328,351.36 executed by NB Finance,
                      Ltd. in favor of NB Capital Corporation


    27                Financial Data Schedule


* As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).

** As previously filed on Form 10-K of the Company for the Year ended December 31, 1998.

*** As previously filed on Form 10-K of the Company for the Year ended December 31, 1999.

**** As previously filed on Form 10-K of the Company for the Year ended December 31, 2000.