Form 10-Q
period 2002-03-31
NB CAPITAL CORP
filed 2002-05-15
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,2002
                                                         -------------
     OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        ----------  --------

Commission file number     1-14103


                             NB CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Maryland                                      52-2063921
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


125 West, 55th Street, New York, New York                    10019
(Address of principal executive offices)                  (Zip Code)


                                  212-632-8532
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
Yes         No
    ------     ------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                      Outstanding at May 15, 2002
  Common Stock
  par value $0.01 per share    100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----
                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION:

        Item 1. Financial Statements

                Balance Sheets -
                   As of  March 31, 2002 and December 31, 2001                 1

                Statements of Income -
                   For the three-month periods ended March 31, 2002
                   and 2001                                                    2

                Statements of Stockholders' Equity -
                   For the three-month periods ended March 31, 2002
                   and 2001                                                    3

                Statements of Cash Flows -
                   For the three-month periods ended March 31, 2002
                   and 2001                                                    4


                Notes to the financial statements                              5

        Item 2. Management's Discussion and Analysis of Financial Conditions
                and Results of Operations                                      9

Part II.  OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                              12

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of March 31, 2002, the Canadian dollar exchange rate was C$1.5942 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEETS


                                          March 31,               December 31,
(in U.S. dollars)                          2002(1)                   2001
-------------------------------------------------------------------------------
Assets
   Cash and cash equivalents            $  36,740,121           $  53,765,605
   Due from an affiliated company           6,425,741              12,132,195
   Promissory notes                       441,531,129             415,882,966
   Accrued interest on cash equivalents         5,730                   6,710
-------------------------------------------------------------------------------
                                        $ 484,702,721           $ 481,787,476
===============================================================================


Liabilities
   Due to the parent company                  347,782                 330,731
   Accouns payable                             35,578                  48,975
-------------------------------------------------------------------------------
                                              383,360                 379,706
-------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.01 par value per share;
      10,000,000 shares authorized,
          110 Senior preferred shares issued
          and outstanding                           1                       1
        300,000 Series A shares issued and
          outstanding                           3,000                   3,000

     Common stock, $0.01 par value per share;
        1,000 shares authorized,
          100 shares issued and outstanding         1                       1


     Additional paid-in capital           476,761,014             476,761,014

     Retained earnings                      7,555,345               4,643,754
-------------------------------------------------------------------------------
                                          484,319,361             481,407,770
-------------------------------------------------------------------------------

                                          484,702,721             481,787,476
===============================================================================


-------------------------------------------------------------------------------
(1) Unaudited


See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

                                            Three-month periods ended               Three-month periods ended
                                                    March 31,                                March 31,
(in U.S. Dollars)                           2002                  2001              2002                2001
------------------------------------------------------------------------------------------------------------------

Revenue
        Interest income
          Cash equivalents              $  108,763           $    595,598       $    108,763         $    595,598
          Promissory notes               9,487,870              9,026,664          9,487,870            9,026,664
------------------------------------------------------------------------------------------------------------------
                                         9,596,633              9,622,262          9,596,633            9,622,262
------------------------------------------------------------------------------------------------------------------

Expenses
        Servicing and advisory fees        347,790                348,132            347,790              348,132
        Legal and other professional fees   69,612                 41,267             69,612               41,267
------------------------------------------------------------------------------------------------------------------
                                           417,402                389,399            417,402              389,399
------------------------------------------------------------------------------------------------------------------

Net income                               9,179,231              9,232,863          9,179,231            9,232,863

Preferred stock dividends                6,267,640              6,270,288          6,267,640            6,270,288
------------------------------------------------------------------------------------------------------------------
Income available to common stockholders  2,911,591              2,962,575          2,911,591            2,962,575
==================================================================================================================

Weighted average number of common
  shares outstanding                           100                    100                100                  100
------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic           29,116                 29,626             29,116                29,626
==================================================================================================================


------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                 Three-month periods ended       Three-month periods ended
                                                           March 31,                       March 31,
(in U.S. dollars)                                 2002              2001              2002          2001
-----------------------------------------------------------------------------------------------------------
PREFERRED STOCK
   Balance, beginning and end of period     $      3,001    $      3,001       $      3,001    $      3,001
   --------------------------------------------------------------------------------------------------------

COMMON STOCK AND PAID-IN CAPITAL
   Balance, beginning and end of period      476,761,015     476,761,015        476,761,015     476,761,015
   --------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance, beginning of period                4,643,754       3,424,676          4,643,754       3,424,676
   Net income                                  9,179,231       9,232,863          9,179,231       9,232,863
   Preferred stock dividends                  (6,267,640)     (6,270,288)        (6,267,640)     (6,270,288)
   --------------------------------------------------------------------------------------------------------
   Balance, end of period                      7,555,345       6,387,251          7,555,345       6,387,251
   --------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                   484,319,361     483,151,267        484,319,361     483,151,267
===========================================================================================================

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                       Three-month periods ended
                                                                 March 31,
(in U.S. dollars)                                       2002                 2001
--------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net Income                                            $  9,179,231     $   9,232,863
  Items not affecting cash resources
        Due from an affiliated company                   5,706,454        (5,107,612)
        Due to the parent company                           17,051            45,644
        Accounts payable                                   (13,397)          (15,404)
        Accrued interest receivable on cash equivalents        980            63,108
--------------------------------------------------------------------------------------
Net cash provided by operating activities               14,890,319         4,218,599
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Dividends                                               (6,267,640)       (7,770,288)
--------------------------------------------------------------------------------------
Net cash used in financing activities                   (6,267,640)       (7,770,288)
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Investment in promissory notes                         (71,866,080)     (107,179,965)
Repayments of promissory notes                          46,217,917        51,878,459
--------------------------------------------------------------------------------------
Net cash used in investing activities                  (25,648,163)      (55,301,506)
--------------------------------------------------------------------------------------

Cash position, beginning of period                      53,765,605        97,133,758
--------------------------------------------------------------------------------------
Cash position, end of period                            36,740,121        38,280,563
======================================================================================



--------------------------------------------------------------------------------------
See accompanying notes to financial statements

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002
(unaudited)
(in U.S. dollars)

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

     The interim financial statements for the three months periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's annual report filed on form 10-K. The results of the interim financial statements may not be indicator of the results anticipated in the full year.

     Promissory notes

     In accordance with Statements of Financial Accounting Standards ("SFAS") No.115 "Accounting for certain Investments in debt and equity Securities" and based on the Company's intentions regarding these instruments, the Company has classified the Promissory notes as held to maturity and has accounted for them at amortized cost.

     Income taxes

     The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not subject for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

     Per share data

     Basic earnings per share with respect to the Company for the three-month periods ended March 31, 2002 and 2001 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002
(unaudited)
(in U.S. dollars)

3) Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from April 2002 to July 2009, at rates ranging from 7.312% to 10.211%, with a weighted average rate of approximately 8.339% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of December 31, 2001                     $ 415,882,966
     Acquisitions                                                    71,866,080
     Principal repayments                                           (46,217,917)
     ---------------------------------------------------------------------------
     Promissory notes as of March 31, 2002                        $ 441,531,129
     ---------------------------------------------------------------------------

     The scheduled principal repayments as of March 31, 2002 are as follows:

                                     2002    $22,898,281      2008   10,549,864
                                     2003     86,841,971      2009    2,120,320
                                     2004    132,049,829
                                     2005    102,011,287
                                     2006     83,381,766
                                     2007      1,677,811

4) Transactions with an affiliated company

     During the quarters ended March 31, 2002 and March 31, 2001, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $9,487,870 and $9,026,664, respectively (see Note 3).

     The amount of $6,425,741 due from an affiliated company as of March 31, 2002 and $12,132,195 as of December 31, 2001 represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

     The Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $30,000 per year ($25,000 in 2001), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2002 and March 31, 2001, fees of $7,500 and $6,250, respectively were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002
(unaudited)
(in U.S. dollars)

5) Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2002 and March 31, 2001, the average outstanding balance of the collateralized mortgage loans were $569,142,217 and $569,796,242, respectively. During the three-month periods ended March 31, 2002 and March 31, 2001, fees of $340,290 and $341,882 respectively, were charged to the Company.

     Custodial agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2002 and March 31, 2001, no fee was charged to the Company.

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

Results of operations:

For the three-month periods ended March 31, 2002 and March 31, 2001, the Company reported net income of $9,179,231 and $9,232,863, respectively. Revenues, which were comprised entirely of interest income, were $9,596,633 and $9,622,262 respectively, and expenses were $417,402 and $389,399, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended March 31, 2002 and ninety-four percent of revenues for the three-month period ended March 31, 2001 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of forty-five pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended March 31, 2002 and 2001 totaled $417,402 and $389,399, respectively, of which $347,790 and $348,132, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Security Exchange Commission and other professional fees.

During the three-month period ended March 31, 2002, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267,640,compared to 6,270,288 for the three-month period ended March 31, 2001, on its Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on March 28, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of March 31, 2002, $442 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$842 million ($553 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of March 31, 2002, the Company had cash equivalents of $36,740,121 representing 7.6% of total assets, compared to $53,765,605, representing 11.2% of total assets, as of December 31, 2001. The decrease in liquidity is attributable to investment in Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources exceed 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On January 25, 2002, the Company bought $72 million in additional Mortgage Assets in order to reduce increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

                                                     NB CAPITAL CORPORATION

         Date May 15, 2002           /s/ Frank de Vries
              ------------        ----------------------------------------------
                                         Frank de Vries
                                         Director; Chairman of the Board;
                                         President and Chief Executive Officer

                                   EXHIBIT 11
                                   ----------

                             NB CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE


                                   Three-month period        Three-month period
                                         ended                     ended
                                        March 31,                 March 31,
                                          2002                      2001


Net income                            $9,179,231                $9,232,863

Deduct: Senior preferred stock
        and series A preferred
        stock dividends                6,267,640                 6,270,288
                                       ---------                 ---------

                               (A)    $2,911,591                $2,962,575

Common share outstanding       (B)           100                       100

Earning per share            (A/B)    $29,115.91                $29,625.75

EXHIBIT 27

                             NB CAPITAL CORPORATION
                             FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM NB CAPITAL CORPORATION'S UNAUDITED BALANCE SHEET AS OF MARCH 31, 2002 AND UNAUDITED STATEMENT OF INCOME FOR THE QUARTER ENDED MARCH 31, 2002 INCLUDED IN NB CAPITAL CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                           NB CAPITAL CORPORATION
              Period type                                      3-MOS
              Fiscal year end                                  DEC-31-2002
              Period start                                     JAN-01-2002
              Period end                                       MAR-31-2002
              Cash                                              36,740,121
              Securities                                                 0
              Receivables                                      447,962,600
              Allowances                                                 0
              Inventory                                                  0
              Current assets                                   484,702,721
              PP&E                                                       0
              Depreciation                                               0
              Total assets                                     484,702,721
              Current liabilities                                  383,360
              Bonds                                                      0
              Preferred mandatory                                        0
              Preferred                                              3,001
              Common                                                     1
              Other-SE                                         484,316,359
              Total liability and equity                       484,702,721
              Sales                                                      0
              Total revenues                                     9,596,633
              CGS                                                        0
              Total costs                                                0
              Other expenses                                       417,402
              Loss provision                                             0
              Interest expense                                           0
              Income - pre tax                                   9,179,231
              Income - tax                                               0
              Income - continuing                                9,179,231
              Discontinued                                               0
              Extraordinary                                              0
              Changes                                                    0
              Net income                                         9,179,231
              EPS - primary                                         29,116
              EPS - diluted                                         29,116