Form 10-Q
period 2002-06-30
NB CAPITAL CORP
filed 2002-08-14
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,2002
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

         Class                         Outstanding at August 14, 2002
     Common Stock
     par value $0.01 per share     100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----


Page
----

Part I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                  Balance Sheets -
                     As of  June 30, 2002 and December 31, 2001                1

                  Statements of Income -
                     For the three month and six month periods
                     ended June 30, 2002 and 2001                              2

                  Statements of Stockholders' Equity -
                     For the three month and six month periods
                     ended June 30, 2002 and 2001                              3

                  Statements of Cash Flows -
                     For the six month periods ended June 30, 2002 and 2001    4


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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of June 30, 2002, the Canadian dollar exchange rate was C$1.5162 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEETS

                                                                          June 30,                    December 31,
( in U.S. dollars )                                                       2002 (1)                        2001
---------------------------------------------------------------------------------------------------------------------


Assets
          Cash and cash equivalents                            $            10,012,275           $        53,765,605
          Due from an affiliated company                                     8,260,850                    12,132,195
          Promissory notes                                                 469,028,122                   415,882,966
          Accrued interest on cash equivalents                                   1,208                         6,710
          -----------------------------------------------------------------------------------------------------------
                                                                           487,302,455                   481,787,476
          ===========================================================================================================



Liabilities
          Due to the parent company                                            347,220                        330,731
          Accounts payable                                                      34,718                         48,975
          -----------------------------------------------------------------------------------------------------------
                                                                               381,938                        379,706
          -----------------------------------------------------------------------------------------------------------

    Stockholders' equity
          Preferred stock, $0.01 par value per share;
              10,000,000 shares authorized,
                     110 Senior preferred shares issued and outstanding              1                              1
                 300,000 Series A shares issued and outstanding                  3,000                          3,000


          Common stock, $0.01 par value per share;
                   1,000 shares authorized,
                     100 shares issued and outstanding                               1                              1


          Additional paid-in capital                                       476,761,014                    476,761,014

          Retained earnings                                                 10,156,501                      4,643,754
          -----------------------------------------------------------------------------------------------------------
                                                                           486,920,517                    481,407,770
          -----------------------------------------------------------------------------------------------------------


                                                                           487,302,455                    481,787,476
          ===========================================================================================================


---------------------------------------------------------------------------------------------------------------------

(1) Unaudited

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME


(Unaudited)

                                                                    Three month periods ended
                                                                             June 30,
(in U.S. dollars)                                                2002                       2001
----------------------------------------------------------------------------------------------------------

Revenue
     Interest income
        Cash equivalents                                   $        140,079           $        529,679
        Promissory  notes                                         9,121,284                  8,073,195
----------------------------------------------------------------------------------------------------------
                                                                  9,261,363                  8,602,874
----------------------------------------------------------------------------------------------------------



Expenses
     Servicing and advisory fees                                    347,227                    324,937
     Legal and other professional fees                               45,341                     58,946
----------------------------------------------------------------------------------------------------------
                                                                    392,568                    383,883
----------------------------------------------------------------------------------------------------------

Net income                                                        8,868,795                  8,218,991

Preferred stock dividends                                         6,267,639                  6,270,288

----------------------------------------------------------------------------------------------------------
Income available to common stockholders                           2,601,156                  1,948,703
==========================================================================================================

Weighted average number of common shares outstanding                    100                        100

----------------------------------------------------------------------------------------------------------
Earnings per common share - basic                                    26,012                     19,487
==========================================================================================================


                                                                     Six month periods ended
                                                                            June 30
(in U.S. dollars)                                               2002                        2001
----------------------------------------------------------------------------------------------------------

Revenue
     Interest income
        Cash equivalents                                 $          248,842           $        1,125,277
        Promissory  notes                                        18,609,154                   17,099,859
----------------------------------------------------------------------------------------------------------
                                                                 18,857,996                   18,225,136
----------------------------------------------------------------------------------------------------------



Expenses
     Servicing and advisory fees                                    695,017                      673,069
     Legal and other professional fees                              114,952                      100,213
----------------------------------------------------------------------------------------------------------
                                                                    809,969                      773,282
----------------------------------------------------------------------------------------------------------

Net income                                                       18,048,027                   17,451,854

Preferred stock dividends                                        12,535,280                   12,540,576

----------------------------------------------------------------------------------------------------------
Income available to common stockholders                           5,512,747                    4,911,278
==========================================================================================================

Weighted average number of common shares outstanding                    100                          100

----------------------------------------------------------------------------------------------------------
Earnings per common share - basic                                    55,127                       49,113
==========================================================================================================



--------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                    Three month periods ended
                                                                             June 30,
( in U.S. dollars )                                              2002                       2001
---------------------------------------------------------------------------------------------------------

PREFERRED STOCK
     Balance, beginning and end of period                $            3,001           $            3,001
     ----------------------------------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
     Balance, beginning and end of period                       476,761,015                  476,761,015
     ----------------------------------------------------------------------------------------------------


RETAINED EARNINGS
     Balance, beginning of period                                 7,555,345                    6,387,251
     Net income                                                   8,868,795                    8,218,991
     Preferred stock dividends                                   (6,267,639)                  (6,270,288)
     ----------------------------------------------------------------------------------------------------
     Balance, end of period                                      10,156,501                    8,335,954
     ----------------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                                      486,920,517                  485,099,970
=========================================================================================================

                                                                    Six month periods ended
                                                                           June 30
( in U.S. dollars )                                            2002                        2001
---------------------------------------------------------------------------------------------------------

PREFERRED STOCK

     Balance, beginning and end of period                $            3,001           $            3,001
     ----------------------------------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
     Balance, beginning and end of period                       476,761,015                  476,761,015
     ----------------------------------------------------------------------------------------------------


RETAINED EARNINGS
     Balance, beginning of period                                 4,643,754                    3,424,676
     Net income                                                  18,048,027                   17,451,854
     Preferred stock dividends                                  (12,535,280)                 (12,540,576)
     ----------------------------------------------------------------------------------------------------
     Balance, end of period                                      10,156,501                    8,335,954
     ----------------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                                      486,920,517                  485,099,970
=========================================================================================================






See accompanying notes to financial statements.
--------------------------------------------------------------------------------

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                               Six month periods ended
                                                                                       June 30
(in U.S. dollars)                                                      2002                               2001
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net income                                                     $        18,048,027            $         17,451,854
  Items not affecting cash resources
         Due from an affiliated company                                  3,871,345                     (10,899,829)
         Due to the parent company                                          16,489                          22,447
         Accounts payable                                                  (14,257)                         (3,387)
         Accrued interest receivable on cash equivalents                     5,502                          74,920

--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               21,927,106                       6,646,005
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Dividends                                                              (12,535,280)                    (14,040,576)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                  (12,535,280)                    (14,040,576)
--------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES

Investment in promissory notes                                        (136,087,443)                   (228,537,191)
Repayments of promissory notes                                          82,942,287                     142,767,073
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (53,145,156)                    (85,770,118)
--------------------------------------------------------------------------------------------------------------------


Cash position, beginning of period                                      53,765,605                      97,133,758
--------------------------------------------------------------------------------------------------------------------
Cash position, end of period                                            10,012,275                       3,969,069
====================================================================================================================




--------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002
(unaudited)
(in U.S. dollars)

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

     The interim financial statements for the three month and six month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's annual report filed on form 10-K. The results of the interim financial statements may not be indicator of the results anticipated in the full year.

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

     Per share data

     Basic earnings per share with respect to the Company for the three-month periods ended June 30, 2002 and 2001 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002
(unaudited)
(in U.S. dollars)

3) Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from July 2002 to September 2009, at rates ranging from 7.312% to 10.211%, with a weighted average rate of approximately 8.317% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of March 31, 2002                  $  441,531,129
     Acquisitions                                               64,221,363
     Principal repayments                                      (36,724,370)
     ----------------------------------------------------------------------
     Promissory notes as of June 30, 2002                   $  469,028,122
     ----------------------------------------------------------------------

     The scheduled principal repayments as of June 30, 2002 are as follows:


                            2002      $13,547,313          2008      26,021,820
                            2003       83,837,861          2009      26,596,199
                            2004      126,681,116
                            2005      100,649,369
                            2006       83,436,369
                            2007        8,258,075

4) Transactions with an affiliated company

     During the quarters ended June 30, 2002 and June 30, 2001, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $9,121,284 and $8,073,195, respectively (see Note 3).

     The amount of $8,260,850 due from an affiliated company as of June 30, 2002 and $12,132,195 as of December 31, 2001 represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

     The Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $30,000 per year ($25,000 in 2001), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended June 30, 2002 and June 30, 2001, fees of $7,500 and $6,250, respectively were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002
(unaudited)
(in U.S. dollars)

5) Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended June 30, 2002 and June 30, 2001, the average outstanding balance of the collateralized mortgage loans were $547,208,233 and $524,873,644, respectively. During the three-month periods ended June 30, 2002 and June 30, 2001, fees of $339,727 and $318,687 respectively, were charged to the Company.

     Custodial agreement

     National  Bank  of  Canada  will  hold  all   documents   relating  to  the
     collateralized mortgage loans. During the three-month periods ended June 30, 2002 and June 30, 2001, no fee was charged to the Company.

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

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of NB Capital Corporation.


Results of operations:

For the three-month periods ended June 30, 2002 and June 30, 2001, the Company reported net income of $8,868,795 and $8,218,991, respectively. Revenues, which were comprised entirely of interest income, were $9,261,363 and $8,602,874 respectively, and expenses were $392,568 and $383,883, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-eight percent of revenues for the three-month period ended June 30, 2002 and ninety-four percent of revenues for the three-month period ended June 30, 2001 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of fifty-one pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses  for the  three-month  periods  ended  June 30,  2002 and 2001  totaled
$392,568  and   $383,883,   respectively,   of  which   $347,227  and  $324,937,
respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Securities Exchange Commission and other professional fees.

During the three-month period ended June 30, 2002, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267,639,compared to 6,270,288 for the three-month period ended June 30, 2001, on its Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the
"Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on June 28, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The  Company's  revenues are derived from its  Mortgage  Assets.  As of June 30,
2002, $469 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$895 million ($590 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of June 30, 2002, the Company had cash equivalents of $10,012,275 representing 2.1% of total assets, compared to $53,765,605, representing 11.2% of total assets, as of December 31, 2001. The decrease in liquidity is attributable to investment in Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources exceed 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On June 20, 2002, the Company bought $64 million in additional Mortgage Assets in order to reduce increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

                                                  NB CAPITAL CORPORATION

         Date August 14, 2002          /s/ Donna Goral
              ---------------         ------------------------------------------
                                       Donna Goral
                                       Director; Chairman of the Board;
                                       President and Chief Executive Officer

                                   EXHIBIT 11


                             NB CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE


                                                    Three-month period                  Three-month period
                                                          ended                      ended
                                                           June 30,                   June 30,
                                                           2002                       2001


         Net income                                  $8,868,795                      $ 8,218,991

         Deduct: Senior preferred stock
                 and series A preferred
                 stock dividends                      6,267,639                        6,270,288
                                                      ---------                        ---------

                                        (A)          $2,601,156                      $ 1,948,703

         Common share outstanding       (B)                 100                             100

         Earning per share              (A/B)          $ 26,012                        $  19,487

EXHIBIT 27

                             NB CAPITAL CORPORATION
                             FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM NB CAPITAL CORPORATION'S UNAUDITED BALANCE SHEET AS OF JUNE 30, 2002 AND UNAUDITED STATEMENT OF INCOME FOR THE QUARTER ENDED JUNE 30, 2002 INCLUDED IN NB CAPITAL CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                           NB CAPITAL CORPORATION
              Period type                               3-MOS
              Fiscal year end                           DEC-31-2002
              Period start                              JAN-01-2002
              Period end                                JUN-30-2002
              Cash                                        10,012,275
              Securities                                           0
              Receivables                                477,290,180
              Allowances                                           0
              Inventory                                            0
              Current assets                             487,302,455
              PP&E                                                 0
              Depreciation                                         0
              Total assets                               487,302,455
              Current liabilities                            381,938
              Bonds                                                0
              Preferred mandatory                                  0
              Preferred                                        3,001
              Common                                               1
              Other-SE                                   486,917,516
              Total liability and equity                 487,302,455
              Sales                                                0
              Total revenues                               9,261,363
              CGS                                                  0
              Total costs                                          0
              Other expenses                                 392,568
              Loss provision                                       0
              Interest expense                                     0
              Income - pre tax                             8,868,795
              Income - tax                                         0
              Income - continuing                          8,868,795
              Discontinued                                         0
              Extraordinary                                        0
              Changes                                              0
              Net income                                   8,868,795
              EPS - primary                                   26,012
              EPS - diluted                                   26,012