Form 10-Q
period 2002-09-30
NB CAPITAL CORP
filed 2002-11-15
CIK 1049551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2002
                                                         -----------------

OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________


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

         Class                      Outstanding at November 15, 2002
     Common Stock
     par value $0.01 per share      100

                             NB CAPITAL CORPORATION

                                      Index
                                      -----
                                                                            Page

Part I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                 Balance Sheets -
                     As of September 30, 2002 and December 31, 2001            1

                 Statements of Income -
                     For the three-month and nine-month periods ended
                     September 30, 2002 and 2001                               2

                 Statements of Stockholders' Equity -
                     For the three-month and nine-month periods ended
                     September 30, 2002 and 2001                               3

                 Statements of Cash Flows -
                     For the nine-month periods ended
                     September 30, 2002 and 2001                               4

                 Notes to the financial statements                             5

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations                8

Part II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             11


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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of September 30, 2002, the Canadian dollar exchange rate was C$1.5872 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB  CAPITAL  CORPORATION

BALANCE SHEETS


                                                    September 30,  December 31,
(in U.S. dollars)                                      2002 (1)        2001
-------------------------------------------------------------------------------

Assets
   Cash and cash equivalents                       $ 41,086,459  $ 53,765,605
   Due from an affiliated company                      6,87,849    12,132,195
   Promissory notes                                 442,010,652   415,882,966
   Accrued interest on cash equivalents                   1,281         6,710
   ----------------------------------------------------------------------------
                                                    490,086,241   481,787,476
   ============================================================================


Liabilities
   Due to the parent company                            347,881       330,731
   Accounts payable                                      51,814        48,975
   ----------------------------------------------------------------------------
                                                        399,695       379,706
   ----------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.01 par value per share;
     10,000,000  shares authorized,
              110 Senior preferred shares issued
              and outstanding                                  1             1
          300,000  Series A shares issued and
              outstanding                                  3,000         3,000


   Common stock, $0.01 par value per share;
            1,000 shares authorized,
              100 shares issued and outstanding                 1             1


   Additional paid-in capital                         476,761,014   476,761,014

   Retained earnings                                   12,922,530     4,643,754

   ----------------------------------------------------------------------------
                                                      489,686,546   481,407,770
   ----------------------------------------------------------------------------

                                                      490,086,241   481,787,476
   ============================================================================

-------------------------------------------------------------------------------
(1) Unaudited

See accompanying notes to financial statements.

NB  CAPITAL  CORPORATION

BALANCE SHEETS

(Unaudited)

                                                     Three-month periods ended                Nine-month periods ended
                                                           September 30,                           September 30,
(in U.S. dollars)                                      2002                 2001                2002               2001
------------------------------------------------------------------------------------------------------------------------------

Revenue
     Interest income
        Cash equivalents                             $    82,173        $    325,527       $     331,015       $   1,450,804
        Promissory notes                               9,354,497          10,670,556          27,963,650          27,770,415
------------------------------------------------------------------------------------------------------------------------------
                                                       9,436,670          10,996,083          28,294,665          29,221,219
------------------------------------------------------------------------------------------------------------------------------


Expenses
        Servicing and advisory fees                      347,888             338,942           1,042,905           1,012,011
        Legal and other professional fees                 55,112              62,461             170,064             162,674
------------------------------------------------------------------------------------------------------------------------------
                                                         403,000             401,403           1,212,969           1,174,685
------------------------------------------------------------------------------------------------------------------------------

Net income                                             9,033,670          10,594,680          27,081,696          28,046,534

Preferred stock dividends                              6,267,639           6,270,288          18,802,920          18,810,864

------------------------------------------------------------------------------------------------------------------------------
Income available to common stockholder                 2,766,031           4,324,392           8,278,776           9,235,670
==============================================================================================================================

Weighted average number of common shares
    outstanding                                              100                 100                 100                 100

------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic and diluted             27,660              43,244              82,788              92,357
==============================================================================================================================

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB  CAPITAL  CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                   Three-month periods ended           Nine-month periods ended
                                                         September 30,                       September 30,
(in U.S. dollars)                                    2002            2001                2002               2001
-----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
     Balance, beginning and end of period  $     3,001        $      3,001        $      3,001        $      3,001
     ------------------------------------------------------------------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL
     Legal and other professional fees     476,761,015         476,761,015         476,761,015         476,761,015
     ------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNING
     Balance, beginning of period           10,156,499           8,335,954           4,643,754           3,424,676
     Net income                              9,033,670          10,594,680          27,081,696          28,046,534
     Preferred stock dividends              (6,267,639)         (6,270,288)        (18,802,920)        (18,810,864)
     ------------------------------------------------------------------------------------------------------------------------------
     Balance, end of period                 12,922,530          12,660,346          12,922,530          12,660,346
     ------------------------------------------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                 489,686,546         489,424,362         489,686,546         489,424,362
===================================================================================================================================



--------------------------------------------------------------------------------
See accompanying notes to financial statements.

NB  CAPITAL  CORPORATION

BALANCE SHEETS

(Unaudited)
                                                 Nine-month periods ended
                                                      September 30,
(in U.S. dollars)                                 2002            2001
--------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net income                                        $ 27,081,696   $   28,046,534
    Items not affecting cash resources
          Due from an affiliated company             5,144,346       (5,312,045)
          Due to the parent company                     17,150           36,451
          Accounts payable                               2,839            2,499
          Accrued interest on cash equivalents           5,429           74,205

--------------------------------------------------------------------------------
Net cash provided by operating activities           32,251,460       22,847,644
--------------------------------------------------------------------------------

FINANCING ACTIVITIES

Dividends                                          (18,802,920)     (20,310,864)
--------------------------------------------------------------------------------
Net cash used in financing activities              (18,802,920)     (20,310,864)
--------------------------------------------------------------------------------


INVESTING ACTIVITIES

Investment in promissory notes                    (136,087,443)    (284,500,923)
Repayments of promissory notes                     109,959,757      195,176,985
-------------------------------------------------------------------------------
Net cash used in investing activities              (26,127,686)     (89,323,938)
------------------------------------------------------------- -----------------
-------------------------------------------------------------------------------

Cash and cash equivalent,
beginning of period                                 53,765,605       97,133,758
--------------------------------------------------------------------------------
Cash and cash equivalent, end of period             41,086,459       10,346,600
================================================================================



--------------------------------------------------------------------------------
See accompanying notes to financial statements

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002
(unaudited)
(in U.S. dollars)

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

     The interim financial statements for the three month and nine month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's annual report filed on form 10-K. The results of the interim financial statements may not be an indicator of the results anticipated in the full year.

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

     Per share data

     Basic and diluted earnings per share with respect to the Company for the three-month periods and nine-month periods ended September 30, 2002 and 2001 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002
(unaudited)
(in U.S. dollars)

3) Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from October 2002 to September 2009, at rates ranging from 7.312% to 10.211%, with a weighted average rate of approximately 8.323% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of June 30, 2002              $  469,028,122
     Acquisitions                                                   -
     Principal repayments                                (27,017,470)
     ----------------------------------------------------------------
     Promissory notes as of September 30, 2002         $  442,010,652
     ----------------------------------------------------------------

     The scheduled principal repayments as of September 30, 2002 are as follows:


                             2002    $7,477,102          2008    25,046,177
                             2003    77,377,288          2009    25,783,926
                             2004   120,641,125
                             2005    96,693,037
                             2006    80,850,184
                             2007     8,141,813

4) Transactions with an affiliated company

     During the three month ended September 30, 2002 and September 30, 2001, the Company earned interest from NB Finance, Ltd. on the promissory notes in the amount of $9,354,497 and $10,670,556, respectively (see Note 3).

     The amount of $6,987,849 due from an affiliated company as of September 30, 2002 and $12,132,195 as of December 31, 2001 represent interest and principal repayments due on the promissory notes.

5) Transactions with the parent company

     The Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $30,000 per year ($25,000 in 2001, the Board approving the increase from $25,000 to $30,000 on October 31, 2001), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended September 30, 2002 and September 30, 2001, fees of $7,500 and $6,250, respectively were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002
(unaudited)
(in U.S. dollars)

5) Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will equal to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended September 30, 2002 and September 30, 2001, the average outstanding balance of the collateralized mortgage loans were $562,007,364 and $550,462,170, respectively. During the three-month periods ended September 30, 2002 and September 30, 2001, fees of $340,388 and $332,692 respectively, were charged to the Company.

     Custodial agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the three-month periods ended September 30, 2002 and September 30, 2001, no fee was charged to the Company.

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


Results of operations:

For the three-month periods ended September 30, 2002 and September 30, 2001, the Company reported net income of $9,033,670 and $10,594,680, respectively. Revenues, which were comprised entirely of interest income, were $9,436,670 and $10,996,083 respectively, and expenses were $403,000 and $401,403, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended September 30, 2002 and ninety-seven percent of revenues for the three-month period ended September 30, 2001 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of fifty-one pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended September 30, 2002 and 2001 totaled $403,000 and $401,403, respectively, of which $347,888 and $338,942, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the"Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent, annual fees to Securities Exchange Commission and other professional fees.

During the three-month period ended September 30, 2002, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267,639,compared to 6,270,288 for the three-month period ended September 30, 2001, on its Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares). Such dividends were paid on September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:

The Company's revenues are derived from its Mortgage Assets. As of September 30, 2002, $442 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$844 million ($532 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of September 30, 2002, the Company had cash equivalents of $41,086,459 representing 8,4% of total assets, compared to $53,765,605, representing 11.2% of total assets, as of December 31, 2001. The decrease in liquidity is attributable to investment in Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources exceed 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
                  Exhibit No.  Description

                  11           Computation of Earnings Per Share

                  99.1 Certification of Serge Lacroix, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Jean Dagenais, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

    Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NB CAPITAL CORPORATION

         Date: November 15, 2002                     /s/ DONNA GORAL
                                                     ----------------
                                                     Donna Goral
                                                     Director

                            Section 302 Certification
                            -------------------------

I, SERGE LACROIX, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NB Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            Date: November 15, 2002


                                            /s/ SERGE LACROIX
                                            -----------------
                                            Serge Lacroix
                                            Chief Executive Officer

                            Section 302 Certification
                            -------------------------

I, JEAN DAGENAIS, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NB Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            Date: November 15, 2002


                                            /s/ JEAN DAGENAIS
                                            -----------------
                                            Jean Dagenais
                                            Chief Financial Officer