Form 10-K
period 2002-12-31
NB CAPITAL CORP
filed 2003-03-31
CIK 1049551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

          8.35% Noncumulative Exchangeable Preferred Stock, Series A, par value $.01 per share, traded in the form of Depositary Shares, each representing a one-fortieth interest therein

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of December 31, 2002, all Common Stock, par value $ .01 per share, was held by an affiliate.

     As of December 31, 2002, the number of shares of Common Stock outstanding was 100.

                      Documents Incorporated by reference:

                                      None.

================================================================================

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


                                  EXCHANGE RATE

     References to $ are to United States dollars; references to C$ are to Canadian dollars. As of December 31, 2002, the Canadian dollar exchange rate was C$1.5776 = $1.00 and certain amounts stated herein reflect such exchange rate.

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

     The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of fifty-three "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the "Mortgage Loans". Hypothecation loans are loans secured by the pledge of mortgages as security therefore. The Mortgage Loans consist of fifty-three pools of, at December 31, 2002, an aggregate 15,823 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

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

     The Advisory Agreement had an initial term of one year, and has been renewed five times for additional one-year periods. Last renewal was dated October 30, 2002. The Advisory Agreement may be terminated by the Company at any time upon 60 days' prior written notice. As long as any of the Series A Preferred Shares or Depositary Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank is entitled to receive an advisory fee equal to $30,000 payable in equal quarterly installments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depositary Shares.


SERVICING AGREEMENT

     The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced.

     The Servicing Agreement, put in place on September 3, 1997, had an initial term of one year, and has been renewed five times for additional one-year periods. Last renewal was dated May 8, 2002. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

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


INVESTMENT POLICY

     The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest at least 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2002, Mortgage Assets issued by NB Finance comprised 98.9% of the Company's portfolio.

     The Company expects to continue to follow the foregoing investment policy approved at the board on December 6, 2000. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders. All investments will be made primarily for income.


DESCRIPTION OF THE MORTGAGE ASSETS

     The Mortgage Assets issued by NB Finance are comprised of fifty-three hypothecation loans issued by NB Finance to the Company. As of December 31, 2002, the principal amount of the Mortgage Assets was approximately $470 million. Each of the fifty-three hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2002, the Mortgage Loans were comprised of, in the aggregate, 15,823 Mortgage Loans in an aggregate amount of approximately C$899 million ($570 million). The value of each pool of Mortgage Loans comprising the Mortgage Loans exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are overcollateralized by the Mortgage Loans. The aggregate amount of such overcollateralization is, as of December 31, 2002, $100 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

     Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2003 to December 2012. The Mortgage Assets pay interest at rates ranging from 7.31% to 10.21%, with a weighted average rate of approximately 8.51% per annum.

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

     As a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its "REIT taxable income. " REIT taxable income is essentially taxable income, as determined in accordance with the Code, with certain adjustments. The most significant of such adjustments are (i) no deduction is allowed for dividends received, (ii) a deduction is allowed for dividends paid (other than the portion of any dividend attributable to net income from foreclosure property) and for taxes imposed for failing to satisfy certain statutory REIT requirements, and (iii) net income from foreclosure property and net income derived from prohibited transactions is excluded from the determination.


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

     As of October 31, 2002, the Bank held more than C$12.5 billion of residential mortgage assets. Slightly more than 74.4% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). The market share of the Bank for such mortgages in Quebec is approximately 17.0% compared with a significantly greater market share for Caisses Populaires Desjardins.


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

     For the year ended December 31, 2001, the Company paid one dividend with respect to the Common Stock in an amount of $12,000,000. For the year ended December 31, 2002, the Company paid one dividend with respect to the Common Stock in an amount of $10,500,000.

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


ITEM 6: SELECTED FINANCIAL DATA

                                                         YEAR ENDED           YEAR ENDED            YEAR ENDED
                                                     DECEMBER 31, 2002     DECEMBER 31, 2001    DECEMBER 31, 2000
                                                     -----------------     -----------------    -----------------
                                                             $                     $                    $
STATEMENT OF INCOME DATA:
Operating Revenues................................       37,707,287           38,387,349            36,319,928
Income from Operations............................       36,054,804           36,800,230            34,800,780
Income from Operations per Common Share...........          360,548              368,002               348,008
                                                             $                    $                     $
BALANCE SHEET DATA:
Total assets......................................      482,278,189          481,787,476           482,038,157
Total liabilities.................................          386,175              379,706             1,849,465
Stockholders' Equity..............................      481,892,014          481,407,770           480,188,692
Cash Dividends Declared per Common Share..........          105,000              105,000               102,000

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


RESULTS OF OPERATIONS

     Income from operations for the year ended December 31, 2002 decreased by $680,062 or 1.8% over the prior year ended December 31, 2001 which increased by $2,067,421 or 5.7% over the prior year ended December 31, 2000. Operating revenues for the year ended December 31, 2002, the year ended December 31, 2001 and the year ended December 31, 2000, which were comprised entirely of interest income, were $37,707,287, $38,387,349 and $36,319,928, respectively. Because the
Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

     Ninety-nine percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of fifty-three pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper of National Bank of Canada and U.S. Treasury bills).

     Expenses for the year ended December 31, 2002, the year ended December 31, 2001 and the year ended December 31, 2000 totaled $1,652,483, $1,587,119 and $1,519,148, respectively, of which $1,387,859, $1,342,749 and $1,208,144, respectively, represent servicing and advisory fees paid to the Bank pursuant to the Servicing Agreement and the Advisory Agreement. Pursuant to those agreements, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

     During the year ended December 31, 2002, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,070,560 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares) and a dividend of $10,500,000 on Common Stock.


CAPITAL RESOURCES AND LIQUIDITY

     The Company's revenues are derived from its Mortgage Assets. As of December 31, 2002, $470 million of Mortgage Assets issued by NB Finance were over-collateralized by the C$899 million ($570 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

     The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

     As at December 31, 2002, the Company had cash resources of $5,454,303, which represent 1.1% of total assets compared to $53,765,605 or 11.2% of total assets as at December 31, 2001 and $97,133,758 which represent 20.0% of total assets as at December 31, 2000. The decrease in liquidity is attributable to purchased of promissory notes done through out the year. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 15% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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


CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe, based on our current business, that there are no critical accounting policies in connection with the preparation of the financial statements of NB Capital Corporation.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation are effective for 2002 annual reports, and the accounting requirements are effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Company under these guarantees and indemnifications to be disclosed. The adoption of Financial Interpretation No. ("FIN") 45 did not have an effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or
(2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company anticipates that the adoption of FIN 46 will not have an effect on its financial position or results of operations.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is included under Item 7 of this report under the caption "Disclosure About Market Risk".


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are contained on pages F-1 through F-10 of this Form 10-K.


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

     As of December 31, 2002, the persons who are directors and executive officers of the Company are as follows:

                NAME                   AGE           POSITION AND OFFICES HELD     DIRECTOR SINCE
                ----                   ---           -------------------------     --------------
                Christian Dube          46      Director                               2001

                Donna Goral             45      Director                               2001

                Andre Belzile           41      Director                               1999

                Alain Michel            53      Director and President of the          1997
                                                Audit Committee
                Lina Tomac              53      Director and Vice President           May 2002
                Richard Bonvicino       40      Director and Vice President          June 2002
                Serge Lacroix           45      Director, Chairman of the Board      June 2002
                                                and President
                Jean Dagenais           44      Chief Financial Officer             August 2002

     James J. Hanks, Jr. (Secretary) is an officer of the company. Sophie Clermont (Assistant Secretary) and Martin Ouellet (Vice-President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company.

     Mr. Belzile has been Vice-President and Chief Financial Officer of Cascades Inc. since 1992. Prior to that, he was Corporate Director of Finances of Cascades Inc from 1990. Prior to that, he worked as an external auditor for the accounting firm of Coopers & Lybrand from 1984 to 1986.

     Mr. Michel has been a business consultant for the Caisse de depot et placement du Quebec since 2001. Prior to that, he was Senior Vice-President and Chief Financial Officer of Le Groupe Videotron Ltee. since September 1994. Prior to that, he was Vice-President of Finance and Treasurer of Videotron beginning in July 1992.

     Mr. Christian Dube has been Senior Vice-President and Chief Financial Officer of Domtar Inc. since 1998. Prior to that, he was Vice-President Corporate Development and Vice-President Treasurer of Domtar Inc. between 1996 and 1998. He was Manager, Corporate Finance for the accounting firm of Coopers & Lybrand from 1992 to 1996.

     Ms. Donna Goral has been Vice-President - Taxation, USA Operations for National Bank of Canada since 1992. Ms. Goral's tax experience also includes positions with KPMG Peat Marwick and Ernst & Whinney. She is a member of the American Institute of Public Accountants, the New York State Society of CPAs and the Institute of International Bankers.

     Serge Lacroix has been Chairman and President of NB Capital Corporation since June 2002 but has been with National Bank of Canada since 1998 in various positions most recently, General Manager and President and CEO of NBC Financial
(UK) Ltd. Prior to that, he was Senior Vice-President at National Bank Financial between 1993 and 1998. He held various positions at Wood Gundy in London England, Montreal and Vancouver from 1982 to 1993. Prior to that, he was a Trader at Nesbitt Thompson Inc. and he started his career in 1976 as a Foreign Exchange Trader with Banque Canadienne Nationale.

     Richard Bonvicino has been with National Bank of Canada since 1996 as Vice President and Controller. Prior to that, he was Assistant Vice President and Assistant Controller at ING U.S. Capital Holdings between 1988 and 1996. From 1987 to 1988, he was Senior Auditor at E.F. Hutton Company. Mr. Bonvicino began his career at Chemical Bank of New York in 1984 as an Auditor - Private Banking Group and was there until 1987.

     Lina Tomac has been with National Bank of Canada since 1987 during which time she has held various positions such as Supervisor Treasury, Manager of Treasury Operations, Senior Manager Securities, Vice President Treasury Operations in New York and since September 2002 is Vice President Administration in New York. Ms. Tomac started her career in 1967 at a junior position with Mercantile Bank of Canada and evolved to management positions in various departments.

     Jean Dagenais joined the National Bank of Canada in 1990 as Manager and Chief Accountant. In 1998, he was promoted to vice-president. As such, he is responsible for the preparation of the Bank's consolidated financial statements as well as other financial information presented to management, shareholders and regulatory authorities. He began is career in 1980 as external auditor with a major international accounting firm. From 1985 to 1990, he held various positions in accounting and financial reporting with large corporations. He studied at the University of Sherbrooke, where he obtained a Bachelor in Administration.He was admitted to the Order of Certified management Accountants in 1982 and to the Order of Chartered Accountants in 1983.

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

ITEM 11: EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                                                                                                    AWARDS
                                                                                                 ------------
                                               ANNUAL COMPENSATION               OTHER            SECURITIES
                                       -----------------------------------       ANNUAL           UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR        SALARY         BONUS      COMPENSATION(4)     OPTIONS/SARS      COMPENSATION
---------------------------            ----      ----------    -----------   ---------------     ------------      -------------
Serge Lacroix, (1), (2)                2002      $ 75,417(2)    $133,152(3)      $    -              1,500                -
Frank De Vries                         2002      $384,942       $272,804         $2,100

------------

(1)  Mr. Lacroix was appointed Chairman and President of the Company in June
     2002.
(2) Compensation, include only the amount earned from August to December 2002, disclosed in this table for Mr. Lacroix was paid in consideration for all of Mr. Lacroix's respective services to the Bank and its subsidiaries. Only a portion of such compensation is attributable to their respective services to the Company, which portion was charged back to the Company by the Bank pursuant to the terms of the Advisory Agreement. No executive officer of the Company was paid more than $100,000 of compensation for the fiscal year ended December 31, 2002 that would be attributable to services performed for the Company and its subsidiaries and thus are not included in this table.
(3) $8,152 was paid in October 2002. $125,000 bonus granted in December 2002 and paid in January 2003.
(4) Represents the imputed income related to allowances for auto, parking and education.


SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information about stock appreciation rights ("SARs") awarded to Serge Lacroix during the fiscal year ended December 31, 2002:


                       SAR GRANTS IN THE LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS(1)
                                                          -----------------------
                                                                                                            POTENTIAL
                                                           % OF TOTAL                                  REALIZABLE VALUE AT
                                           NUMBER OF      OPTIONS/SAR                                   ASSUMED ANNUAL
                                           SECURITIES       GRANTED                                   RATES OF STOCK PRICE
                                           UNDERLYING         TO                                          APPRECIATION
                                          OPTIONS/SARS     EMPLOYEES       BASE                     FOR OPTIONS/SAR TERM(2)
                                            GRANTED        IN FISCAL       PRICE      EXPIRATION    ------------------------
NAME                                           (#)           YEAR         (C$/SH)        DATE       5% (C$)         10% (C$)
----                                      ------------    -----------     -------     ----------    -------         --------
Serge Lacroix                                1,500           0.1%         $30.95      Dec. 31,       2,325            4,650
                                                                                      2012

------------

(1) The SARs granted to Serge Lacroix vest in four equal annual installments commencing on the first anniversary of their date of grant.

(2) Potential gains on SARs are net of base price, but before taxes associated with exercise.

                               PENSION PLAN TABLE

                                                                     YEARS OF SERVICE
                CANADIAN DOLLARS          -----------------------------------------------------------------------
                REMUNERATION                 15             20              25             30               35
                ----------------          --------       --------        --------       ---------       ---------
                C$100,000                 C$27,099       C$35,710        C$44,321       C$ 52,932       C$ 61,874
                  125,000                   35,016         43,627          52,238          60,849          69,790
                  150,000                   42,932         51,543          60,154          68,766          77,707
                  175,000                   50,849         59,460          68,071          76,682          85,624
                  200,000                   58,766         67,377          75,988          84,599          93,540
                  225,000                   66,682         75,293          83,904          92,516         101,457
                  250,000                   74,599         83,210          91,821         100,432         109,374
                  300,000                   74,599         83,210          91,821         100,432         109,374

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2002, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank's address is National Bank Tower, 600 de La Gauchetiere West, Montreal, Quebec, H3B 4L2. No officer or director beneficially owns more than five percent of any class of the Company's securities.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business - Advisory Agreement. "The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business - Servicing Agreement."

ITEM 14: CONTROLS AND PROCEDURES

     Based on their evaluations as of a date within 90 days of the filing date of this report, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations including any corrective actions with regards to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (b) During the quarter ended December 31, 2002, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.



                                         NB CAPITAL CORPORATION



                                         By: /s/ Serge Lacroix
                                             -----------------------------------
                                             Serge Lacroix
                                             Chairman of the Board and President
                                             (Principal Executive Officer)



                                         By: /s/ Jean Dagenais
                                             -----------------------------------
                                             Jean Dagenais
                                             Chief Financial Officer
                                             (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2003.


By: /s/ Donna Goral                      By: /s/ Alain Michel
    -----------------------------            -----------------------------------
    Donna Goral                              Alain Michel
    Director                                 Director



By: /s/ Richard Bonvicino                By: /s/ Andre Belzile
    -----------------------------            -----------------------------------
    Richard Bonvicino                        Andre Belzile
    Director                                 Director



                                         By: /s/ Christian Dube
                                             -----------------------------------
                                             Christian Dube
                                             Director



                                         By: /s/ Lina Tomac
                                             -----------------------------------
                                             Lina Tomac
                                             Director



                                         By: /s/ Serge Lacroix
                                             -----------------------------------
                                             Serge Lacroix
                                             Director

                                 CERTIFICATIONS

I, Serge Lacroix, certify that:

1.   I have reviewed this annual report on Form 10-K of NB Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date of within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 31st, 2003



                                            /s/ Serge Lacroix
                                            ------------------------------------
                                            Serge Lacroix
                                            Principal Executive Officer

I, Jean Dagenais, certify that :

1.   I have reviewed this annual report on Form 10-K of NB Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date of within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31st, 2003



                                            /s/ Jean Dagenais
                                            ------------------------------------
                                            Jean Dagenais
                                            Principal Financial Officer

                             NB CAPITAL CORPORATION

                           Financial statements as of
                     December 31, 2002, 2001 and 2000, and
                          Independent Auditors' Report

NB CAPITAL CORPORATION
TABLE OF CONTENTS

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


Notes to the financial statements......................................F-6: F-10

Deloitte & Touche, LLP
Assurance and Advisory Services
1 Place Ville-Marie
Suite 3000
Montreal QC H3B 4T9
Canada

Tel.: (514) 393-7115
Fax:  (514) 390-4111
www.deloitte.ca



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation (the "Company") as of December 31, 2002 and 2001 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.






Montreal, Canada

February 4, 2003

NB CAPITAL CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001
(IN U.S. DOLLARS)

                                                                                  2002                  2001
                                                                               -----------            -----------
                                                                                    $                     $
ASSETS
  Cash and cash equivalents                                                      5,454,303             53,765,605
  Due from an affiliated company                                                 6,977,307             12,132,195
  Promissory notes                                                             469,846,279            415,882,966
  Accrued interest on cash equivalents                                                 300                  6,710
                                                                               -----------            -----------
                                                                               482,278,189            481,787,476
                                                                               -----------            -----------
LIABILITIES
  Due to the parent company                                                        344,946                330,731
  Accounts payable                                                                  41,229                 48,975
                                                                               -----------            -----------
                                                                                   386,175                379,706
                                                                               -----------            -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value per share;
          10,000,000     shares authorized,
             300,000     Series A shares issued and paid                             3,000                  3,000
                 110     Senior preferred shares issued and paid                         1                      1

  Common stock, $0.01 par value per share;
               1,000     shares authorized,
                 100     shares issued and paid                                          1                      1

  Additional paid-in capital                                                   476,761,014            476,761,014

  Retained earnings                                                              5,127,998              4,643,754
                                                                               -----------            -----------
                                                                               481,892,014            481,407,770
                                                                               -----------            -----------
                                                                               482,278,189            481,787,476
                                                                               -----------            -----------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)

                                                             2002                  2001                  2000
                                                          ----------            ----------             ----------
                                                              $                     $                      $
Revenue
  Interest income
    Short-term investments                                   419,235             1,478,790              4,597,512
    Promissory notes                                      37,246,934            36,806,319             31,632,389
    Bank interest                                             41,118               102,240                 90,027
                                                          ----------            ----------             ----------
                                                          37,707,287            38,387,349             36,319,928
                                                          ----------            ----------             ----------
Expenses
  Legal                                                       98,916                76,080                 77,285
  Other professional fees                                    165,708               168,290                233,719
  Servicing fees                                           1,357,859             1,317,749              1,183,144
  Advisory fees                                               30,000                25,000                 25,000
                                                          ----------            ----------             ----------
                                                           1,652,483             1,587,119              1,519,148
                                                          ----------            ----------             ----------
Net income                                                36,054,804            36,800,230             34,800,780

Preferred stock dividends                                 25,070,560            25,081,152             25,082,507
                                                          ----------            ----------             ----------
Income available to common stockholders                   10,984,244            11,719,078              9,718,273
                                                          ----------            ----------             ----------
Weighted average number of common
 shares outstanding                                              100                   100                    100
                                                          ----------            ----------             ----------

Earnings per common share - basic                            109,842               117,191                 97,183
                                                          ----------            ----------             ----------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)

                                               Series A       Senior                 Additional
                                               Preferred     Preferred     Common      Paid-in           Retained
                                                 Stock         Stock        Stock     Capital            Earnings         Total
                                               ---------     ---------     ------    -----------       -----------     -----------
                                                   $             $            $          $                  $              $
Stockholders' equity as of
  December 31, 1999                             3,000            1            1      476,761,014         3,906,403     480,670,419
                                                -----          ---          ---      -----------       -----------     -----------
Net income                                          -            -            -                -        34,800,780      34,800,780
Dividends on senior preferred
 stock and Series A preferred stock                 -            -            -                -       (25,082,507)    (25,082,507)
Dividend on common stock                            -            -            -                -       (10,200,000)    (10,200,000)
                                                -----          ---          ---      -----------       -----------     -----------
Stockholders' equity as of
 December 31, 2000                              3,000            1            1      476,761,014         3,424,676     480,188,692
                                                -----          ---          ---      -----------       -----------     -----------
Net income                                          -            -            -                -        36,800,230      36,800,230
Dividends on senior preferred
 stock and Series A preferred stock                 -            -            -                -       (25,081,152)    (25,081,152)
Dividend on common stock                            -            -            -                -       (10,500,000)    (10,500,000)
                                                -----          ---          ---      -----------       -----------     -----------
Stockholders' equity as of
 December 31, 2001                              3,000            1            1      476,761,014         4,643,754     481,407,770
                                                -----          ---          ---      -----------       -----------     -----------
Net income                                          -            -            -                -        36,054,804      36,054,804
Dividends on senior preferred
 stock and Series A preferred stock                 -            -            -                -       (25,070,560)    (25,070,560)
Dividend on common stock                            -            -            -                -       (10,500,000)    (10,500,000)
                                                -----          ---          ---      -----------       -----------     -----------
Stockholders' equity as of
 December 31, 2002                              3,000            1            1      476,761,014         5,127,998     481,892,014
                                                -----          ---          ---      -----------       -----------     -----------


See accompanying notes to financial statements.

NB CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)

                                                           2002                   2001                  2000
                                                        ------------          ------------           ------------
                                                             $                      $                     $
OPERATING ACTIVITIES
  Net income                                              36,054,804            36,800,230             34,800,780
  Items not affecting cash
    Due from an affiliated company                         5,154,888            (6,846,716)            16,771,250
    Due to the parent company                                 14,215                28,245                (25,321)
    Accounts payable                                          (7,746)                1,996                 19,779
    Accrued interest on cash equivalents                       6,410                69,140                 (1,699)
                                                        ------------          ------------           ------------
  Net cash provided by operating activities               41,222,571            30,052,895             51,564,789
                                                        ------------          ------------           ------------
INVESTING ACTIVITIES
  Investment in promissory notes                        (188,141,611)         (284,500,923)          (166,159,779)
  Repayments of promissory notes                         134,178,298           248,161,027            190,462,919
                                                        ------------          ------------           ------------
  Net cash (used in) provided by investing activities    (53,963,313)          (36,339,896)            24,303,140
                                                        ------------          ------------           ------------
FINANCING ACTIVITIES
  Dividends                                              (35,570,560)          (37,081,152)           (36,782,507)
                                                        ------------          ------------           ------------
  Net cash used in financing activities                  (35,570,560)          (37,081,152)           (36,782,507)
                                                        ------------          ------------           ------------
Cash position, beginning of year                          53,765,605            97,133,758             58,048,336
                                                        ------------          ------------           ------------
CASH POSITION, END OF YEAR                                 5,454,303            53,765,605             97,133,758
                                                        ------------          ------------           ------------

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)


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


     Per share data

     Basic earnings per share with respect to the Company for the years ended December 31, 2002, 2001 and 2000 are computed based upon the weighted average number of common shares outstanding during the year.


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

NB CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)


3.   PROMISSORY NOTES

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from January 2003 to December 2012, at rates ranging from 7.31% to 10.21%, with a weighted average rate of approximately 8.51% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

                                                     2002              2001
                                                     ----              ----
                                                       $                 $
        Promissory notes, beginning of year       415,882,966       379,543,070
        Acquisitions                              188,141,611       284,500,923
        Principal repayments                     (134,178,298)     (248,161,027)
                                                 ------------      ------------
        Promissory notes, end of year             469,846,279       415,882,966
                                                 ------------      ------------

     The scheduled principal repayments as of December 31, 2002 are as follows:

                                      $
                                -----------
2003                             77,022,120
2004                            116,085,466
2005                             93,881,108
2006                             79,119,947
2007                              9,267,415
2008                             25,695,634
2009                             26,672,494
2010                              1,895,342
2011                              2,888,235
2012                             37,318,518

NB CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)


4.   TRANSACTIONS WITH AN AFFILIATED COMPANY

     During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $37,246,934 ($36,806,319 in 2001 and $31,632,389 in 2000) (see Note 3).

     The amounts due from an affiliated company as of December 31, 2002 and 2001 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

5.   TRANSACTIONS WITH THE PARENT COMPANY

     The Company entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:


     Advisory agreement

     In exchange for a fee equal to $30,000 per year, payable in equal quarterly instalments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company.


     Servicing agreement

     National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

     The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $557,923,143 ($527,102,068 in 2001). During the year, fees of $1,357,859
     ($1,317,749 in 2001 and $1,183,144 in 2000) were charged to the Company.


     Custodian agreement

     National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 2002, 2001 and 2000, no fee was charged to the Company.

NB CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)


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


7.   RECENT PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation are effective for 2002 annual reports, and the accounting requirements are effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Company under these guarantees and indemnifications to be disclosed. The adoption of Financial Interpretation No. ("FIN") 45 did not have an effect on the Company's financial position or results of operations.

NB CAPITAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN U.S. DOLLARS)


     In January 2003, the FASB issued FIN 46, which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company anticipates that the adoption of FIN 46 will not have an effect on its financial position or results of operations.

INDEX TO EXHIBITS


                                                                                                                           PAGE
EXHIBIT NUMBER                                     DESCRIPTION                                                            NUMBER
--------------                                     -----------                                                            ------
     3.1.1                   Articles of Incorporation and Articles of Amendment and Restatement and
                             Articles Supplementary of NB Capital Corporation(1)

     3.2.1                   Bylaws of NB Capital Corporation(1)

     4.1                     Registration Rights Agreement dated as of September 3, 1997 by and among
                             NB Capital Corporation, National Bank of Canada and Merrill Lynch,
                             Pierce, Fenner & Smith Incorporated(1)

     10.1                    Advisory Agreement dated as of September 3, 1997 between National Bank of
                             Canada and NB Capital Corporation(1)

     10.2                    Servicing Agreement dated as of September 3, 1997 between National Bank of Canada and NB Finance, Ltd.(1)

     10.3                    Loan Agreement dated as of September 3, 1997 between NB Finance, Ltd. and
                             NB Capital Corporation(1)

     10.4                    Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation(1)

     10.5                    Deed of Sale of Mortgage Loans dated September 3, 1997 between National
                             Bank of Canada and NB Finance, Ltd.(1)

     10.6                    Mortgage Loan Assignment Agreement dated September 3, 1997 among National
                             Bank of Canada, NB Capital Corporation and NB Finance, Ltd.(1)

     10.7                    Promissory Notes representing the sixteen hypothecation loans executed by
                             NB Finance, Ltd. in favor of NB Capital Corporation(1)

     10.8                    Deposit Agreement among NB Capital Corporation, National Bank of Canada and The Bank of Nova Scotia Trust Company of New York, including Form of
                             Depositary Receipt(1)

     10.9                    First Supplemental Servicing Agreement dated December 4, 1998 between
                             National Bank of Canada and NB Capital Corporation(2)

     10.10                   Loan Agreement dated as of December 4, 1998 between NB Finance, Ltd. and
                             NB Capital Corporation(2)


                                                                                                                           PAGE
EXHIBIT NUMBER                                     DESCRIPTION                                                            NUMBER
--------------                                     -----------                                                            ------
     10.11                   Custodial Agreement dated as of December 4, 1998 between NB Capital
                             Corporation and National Bank of Canada(2)

     10.12                   Amended and Restated Servicing Agreement dated June 28, 2001 between
                             National Bank of Canada and NB Capital Corporation.(5)

     10.13                   Deed of Sale of Mortgage Loans dated December 4, 1998 between National
                             Bank of Canada and NB Finance, Ltd.(2)

     10.14(i)                Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(2)

     10.14(ii)               Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(2)

     10.15(i)                Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(2)

     10.15(ii)               Promissory Note representing $29,880,126.51 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(2)

     10.16                   Mortgage Loan Assignment Agreement dated as of September 7, 1999 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(3)

     10.17                   Promissory Note representing $85,989,203.22 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(3)

     10.18                   Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(4)

     10.19                   Promissory Note representing $98,836,341.23 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(4)

     10.20                   Mortgage Loan Assignment Agreement dated as of September 28, 2000 among
                             NB Finance, Ltd., NB Capital Corporation and National Bank of Canada(4)

     10.21                   Promissory Note representing $67,323,437.74 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(4)

     10.22                   Mortgage Loan Assignment Agreement dated as of January 30, 2001 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(5)


                                                                                                                           PAGE
EXHIBIT NUMBER                                     DESCRIPTION                                                            NUMBER
--------------                                     -----------                                                            ------
     10.23                   Promissory Note representing $107,179,964.89 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(5)

     10.24                   Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(5)

     10.25                   Promissory Note representing $121,357,226.22 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(5)

     10.26                   Mortgage Loan Assignment Agreement dated as of September 24, 2001 among
                             NB Finance, Ltd., NB Capital Corporation and National Bank of Canada(5)

     10.27                   Promissory Note representing $55,963,732.07 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(5)

     10.28                   Mortgage Loan Assignment Agreements dated as of January 29, 2002 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(6)

     10.29                   Promissory Notes representing $71,866,079.87 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(6)

     10.30                   Mortgage Loan Assignment Agreements dated as of June 20, 2002 among NB
                             Finance, Ltd., NB Capital Corporation and National Bank of Canada(6)

     10.31                   Promissory Notes representing $64,221,362.98 executed by NB Finance, Ltd.
                             in favor of NB Capital Corporation(6)

     99.1                    Written Statement of Chairman and President Pursuant to Section 906 of
                             the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(6)

     99.2                    Written Statement of Chief Financial Officer Pursuant to Section 906 of
                             the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(6)

(1) As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).

(2) As previously filed on Form 10-K of the Company for the year ended December 31, 1998.

(3) As previously filed on Form 10-K of the Company for the year ended December 31, 1999.

(4) As previously filed on Form 10-K of the Company for the year ended December 31, 2000.

(5) As previously filed on Form 10-K of the Company for the year ended December 31, 2001.

(6)  As filed herewith.