Form 10-Q
period 2003-03-31
NB CAPITAL CORP
filed 2003-05-15
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (Jurisdiction of incorporation)	52-2063921 (I.R.S. Employer Identification No.)

125 West 55th Street, New York, New York (Address of principal executive offices)	10019 (Zip Code)

212-632-8580
 (Registrant's telephone number, including area code)

(N/A)
 (Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
Yes ______ No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock par value $0.01 per share	Outstanding at May 15, 2003 100

This report contains certain forward-looking statements and information relating to NB Capital Corporation (the “Company” or “NB Capital”) that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company’s management with respect to future events and the Company’s future performance and are subject to certain risks, uncertainties and assumptions. Should management’s current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of March 31, 2003, the Canadian dollar exchange rate was C$1.4678 = $1.00 and certain amounts stated herein reflect such exchange rate.

-i-

NB CAPITAL CORPORATION

BALANCE SHEETS

(in thousands of US dollars)	March 31, 2003 Unaudited	December 31 2002

Assets
Cash and cash equivalents	$ 40,076	$ 5,454
Due from an affiliated company	8,905	6,977
Promissory notes	436,225	469,847
Accrued interest on cash equivalents	5	--

	485,211	482,278

Liabilities
Due to the parent company	368	345
Accounts payable	21	41

	389	386

Stockholders' equity
Capital stock and Additional paid-in capital (see detail note 6)	476,764	476,764
Retained earnings	8,058	5,128

	484,822	481,892

	485,211	482,278

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

Unaudited	Three-month periods ended March 31,
(in thousands of US dollars)	2003	2002

Revenue
Interest income
Cash equivalents	$ 54	$ 109
Promissory notes	9,577	9,488

	9,631	9,597

Expenses
Servicing and advisory fees	368	348
Legal and other professional fees	66	70

	434	418

Net income	9,197	9,179

Preferred stock dividends	6,267	6,268

Income available to common stockholders	2,930	2,911

Weighted average number of common shares outstanding	100	100

Earnings per common share - basic and diluted	29	29

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Unaudited	Three-month periods ended March 31,
(in thousands of US dollars)	2003	2002

PREFERRED STOCK
Balance, beginning and end of period	$ 3	$ 3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	5,128	4,644
Net income	9,197	9,179
Preferred stock dividends	(6,267)	(6,268)

Balance, end of period	8,058	7,555

TOTAL STOCKHOLDERS' EQUITY	484,822	484,319

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

Unaudited	Three-month periods ended March 31,
(in thousands of US dollars)	2003	2002

OPERATING ACTIVITIES

Net income	$ 9,197	$ 9,179
Items not affecting cash resources
Due from an affiliated company	(1,928)	5,706
Due to the parent company	23	17
Accounts payable	(20)	(13)
Accrued interest receivable on cash equivalents	(5)	1

Net cash provided by operating activities	7,267	14,890

FINANCING ACTIVITIES

Dividends	(6,267)	(6,268)

Net cash used in financing activities	(6,267)	(6,268)

INVESTING ACTIVITIES

Investment in promissory notes	--	(71,866)
Repayments of promissory notes	33,622	46,218

Net cash used in investing activities	33,622	(25,648)

Cash and cash equivalents, beginning of period	5,454	53,766

Cash and cash equivalents, end of period	40,076	36,740

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003
(unaudited)
(in thousand of U.S. dollars)

1)	Incorporation and nature of operations

NB Capital Corporation (the “Company”) was incorporated in the State of Maryland on August 20, 1997. The Company’s principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, 300,000 in thousands of dollars of preferred stock and simultaneously, National Bank of Canada, the Company’s parent company, made a capital contribution in the amount of 183,000 in thousands of dollars. The Company used the aggregate net proceeds of 477,000 in thousands of dollars to acquire promissory notes (“Promissory notes”) issued by NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

2)	Significant accounting policies

Financial statements

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

The interim financial statements for the three-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report filed on Form 10-K. The results of the interim financial statements may not be an indicator of the results anticipated in the full year.

Promissory notes

In accordance with Statements of Financial Accounting Standards (“SFAS”) No.115 “Accounting for certain Investments in debt and equity Securities” and based on the Company’s intentions regarding these instruments, the Company has classified the Promissory notes as held to maturity and has accounted for them at amortized cost.

Income taxes

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month periods ended March 31, 2003 and 2002 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003
(unaudited)
(in thousand of U.S. dollars)

3)	Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, Ltd., an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from April 2003 to December 2012, at rates ranging from 7.31% to 10.21%, with a weighted average rate of approximately 8.52% per annum.

These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

Promissory notes as of December 31, 2002	$ 469,847
Acquisitions	--
Principal repayments	(33,622)

Promissory notes as of March 31, 2003	$ 436,225

The scheduled principal repayments as of March 31, 2003 are as follows:

2003	$ 63,027	2009	25,356
2004	110,214	2010	1,868
2005	86,278	2011	2,854
2006	76,332	2012	36,778
2007	9,067	0000	0,000
2008	24,451	0000	0,000

4)	Transactions with an affiliated company

During the three-month periods ended March 31, 2003 and Mach 31, 2002, the Company earned interest from NB Finance, Ltd. on the Promissory notes in the amount of 9,577 in thousands of dollars and 9,488 in thousands of dollars respectively (see Note 3).

The amount of 8,905 in thousands of dollars due from an affiliated company as of March 31, 2003 and 6,977 in thousands of dollars as of December 31, 2002 represent interest and principal repayments due on the promissory notes.

5)	Transactions with the parent company

The Company entered into agreements with National Bank of Canada in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to 30 in thousands of dollars per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2003 and March 31, 2002, fees of 8 in thousands of dollars were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003
(unaudited)
(in thousand of U.S. dollars)

5)	Transactions with the parent company (continued)

Servicing agreement

National Bank of Canada services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration.

The fee equals to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2003 and March 31, 2002, the average outstanding balance of the collateralized mortgage loans were 562,248 in thousands of dollars and 569,142 in thousands of dollars respectively. During the three-month periods ended March 31, 2003 and March 31, 2002, fees of $360 and $340 respectively, were charged to the Company.

Custodial agreement

National Bank of Canada holds all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2003 and March 31, 2002, no fee was charged to the Company.

6)	Stockholders’equity

Common stock

The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows:

•	300,000 shares have been authorized and issued as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company’s option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States of America and in Canada, on or after September 3, 2002. These Series A shares are traded on the New York Stock Exchange in the form of Depositary Shares, each representing a one-fortieth interest therein.

•	Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issue 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada.

•	1,000 shares authorized and 110 shares issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, with a liquidation value of $3,000 per share, redeemable at the Company’s option at any time and retractable at the holder’s option on December 30, 2007 and every ten-year anniversary thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

The Company’s principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property as well as other qualifying REIT assets (“Mortgage Assets”). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and, accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income, subject to certain adjustments, to its stockholders.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of NB Capital Corporation.

Results of operations:
(in thousands of U.S. dollars)

For the three-month periods ended March 31, 2003 and March 31, 2002, the Company reported net income of 9,197 in thousands of dollars and 9,179 in thousands of dollars respectively. Revenues, which were comprised entirely of interest income, were 9,631 in thousands of dollars and 9,597 in thousands of dollars respectively, and expenses were 434 in thousands of dollars and 418 in thousands of dollars, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended March 31, 2003 and the same ratio of revenues for the three-month period ended March 31, 2002 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company (“NB Finance”). The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of fifty-three pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended March 31, 2003 and 2002 totaled 434 in thousands of dollars and 418 in thousands of dollars, respectively, of which 368 in thousands of dollars and 348 in thousands of dollars, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company’s direct parent (the “Bank”) pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and other professional fees.

During the three-month period ended March 31, 2003, the Board of Directors of the Company authorized dividends, in the aggregate, of 6,267 in thousands of dollars compared to 6,268 in thousands of dollars for the three-month period ended March 31, 2002, on its Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depositary Shares). Such dividends were paid on March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS (continued)

Capital Resources and Liquidity:

The Company’s revenues are derived from the Mortgage Assets. As of March 31, 2003, $436 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$835 million ($569 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of March 31, 2003, the Company had cash equivalents of 40,076 in thousands of dollars representing 8.3% of total assets, compared to 5,454 in thousands of dollars representing 1.1% of total assets, as of December 31, 2002. The increase in liquidity is attributable to repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources exceed 20% of total assets. While this continues to be the Company’s investment policy, the Company maintains flexibility in this regard. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

The Company’s principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay franchise fees and expenses of advisors, if any.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under Item 2 of this report under the caption “Disclosure About Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

11	Computation of Earnings Per Share

99.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

99.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

(b)	Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date May 15, 2003	/s/ Donna Goral Donna Goral Director

CERTIFICATIONS

I, Serge Lacroix, certify that:

1.        I have reviewed this annual report on Form 10-Q of NB Capital Corporation;

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

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Serge Lacroix Serge Lacroix Principal Executive Officer

CERTIFICATIONS

I, Jean Dagenais, certify that:

1.        I have reviewed this annual report on Form 10-Q of NB Capital Corporation;

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

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

-15

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Jean Dagenais Jean Dagenais Principal Financial Officer