Form 10-Q
period 2003-06-30
NB CAPITAL CORP
filed 2003-08-14
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes ______ No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock par value $0.01 per share	Outstanding at August 14, 2003 100

NB CAPITAL CORPORATION

Index

		Page
Part I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Balance Sheets — As of June 30, 2003 and December 31, 2002	1
	Statements of Income — For the three-month and six-month periods ended June 30, 2003 and 2002	2
	Statements of Stockholders' Equity — For the three-month and six-month periods ended June 30, 2003 and 2002	3
	Statements of Cash Flows — For the six-month periods ended June 30, 2003 and 2002	4
	Notes to the financial statements	5
Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	8
PART II. OTHER INFORMATION
Item 5.	Exhibits and Reports on Form 8-K	11

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of June 30, 2003, the Canadian dollar exchange rate was C$1.3475 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEETS

(in thousands of US dollars)	June 30, 2003 Unaudited	December 31 2002

Assets	$	$
Cash and cash equivalents	25,585	5,454
Due from an affiliated company	16,937	6,977
Promissory notes	445,660	469,847
Accrued interest on cash equivalents	3	-

	488,185	482,278

Liabilities
Due to the parent company	390	345
Accounts payable	22	41

	412	386

Stockholders' equity
Capital stock and Additional paid-in capital (see detail note 6)	476,764	476,764
Retained earnings	11,009	5,128

	487,773	481,892

	488,185	482,278

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousand of US dollars)	2003	2002	2003	2002

Revenue
Interest income	$	$	$	$
Cash equivalents	116	140	170	249
Promissory notes	9,556	9,121	19,132	18,609

	9,672	9,261	19,302	18,858

Expenses
Servicing and advisory fees	390	347	758	695
Legal and other professional fees	64	45	129	115

	454	392	887	810

Net income	9,218	8,869	18,415	18,048
Preferred stock dividends	6,267	6,268	12,534	12,535

Income available to common stockholders	2,951	2,601	5,881	5,513

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	30	26	59	55

See accompanying notes to financial statements

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousand of US dollars)	2003	2002	2003	2002

PREFERRED STOCK	$	$	$	$
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	8,058	7,555	5,128	4,643
Net income	9,218	8,869	18,415	18,048
Preferred stock dividends	(6,267)	(6,268)	(12,534)	(12,535)

Balance, end of period	11,009	10,156	11,009	10,156

TOTAL STOCKHOLDERS' EQUITY	487,773	486,920	487,773	486,920

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

Unaudited	Six-month periods ended June 30,
(in thousands of US dollars)	2003	2002

OPERATING ACTIVITIES	$	$

Net income	18,415	18,048
Items not affecting cash resources
Due from an affiliated company	(9,960)	3,871
Due to the parent company	45	16
Accounts payable	(19)	(14)
Accrued interest receivable on cash equivalents	(3)	6

Net cash provided by operating activities	8,478	21,927

FINANCING ACTIVITIES

Dividends	(12,534)	(12,535)

Net cash used in financing activities	(12,534)	(12,535)

INVESTING ACTIVITIES

Investment in promissory notes	(70,420)	(136,087)
Repayments of promissory notes	94,607	82,942

Net cash used in investing activities	24,187	(53,145)

Cash and cash equivalents, beginning of period	5,454	53,765

Cash and cash equivalents, end of period	25,585	10,012

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003
(unaudited)
(in thousand of U.S. dollars)

1)     Incorporation and nature of operations

NB Capital Corporation (the “Company”) was incorporated in the State of Maryland on August 20, 1997. The Company’s principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada, the Company’s parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes (“Promissory notes”) issued by NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

2)     Significant accounting policies

Financial statements

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

The interim financial statements for the three-month and six-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report filed on Form 10-K. The results of the interim financial statements may not be an indicator of the results anticipated in the full year.

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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2003 and 2002 are computed based upon the weighted average number of common shares outstanding during the period.

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
June 30, 2003
(unaudited)
(in thousand of U.S. dollars)

3)     Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, Ltd., an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from July 2003 to December 2012, at rates ranging from 7.31% to 10.21%, with a weighted average rate of approximately 8.61% per annum.

These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

Promissory notes as of March 31, 2003	$ 436,225
Acquisitions	70,420
Principal repayments	(60,985)

Promissory notes as of June 30, 2003	$ 445,660

The scheduled principal repayments as of June 30, 2003 are as follows:

2003	$34,650	2009	29,877
2004	101,402	2010	37,043
2005	80,953	2011	14,890
2006	73,375	2012	36,320
2007	11,375
2008	25,775

4) Transactions with an affiliated company

During the three-month and six-month periods ended June 30, 2003 and June 30, 2002, the Company earned interest from NB Finance, Ltd. on the Promissory notes in the amount of $9,556 ($9,121 in 2002) and $19,132 ($18,609 in 2002) respectively (see Note 3).

The amount of $16,937 due from an affiliated company as of June 30, 2003 and $6,977 as of December 31, 2002 represent interest and principal repayments due on the promissory notes.

5)     Transactions with the parent company

The Company entered into agreements with National Bank of Canada in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $30 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended June 30, 2003 and June 30, 2002, fees of $7 were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003
(unaudited)
(in thousand of U.S. dollars)

5)      Transactions with the parent company (continued)

Servicing agreement

National Bank of Canada services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration.

The fee equals to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended June 30, 2003 and June 30, 2002, the average outstanding balance of the collateralized mortgage loans were $557,115 and $547,208 respectively. During the three-month periods ended June 30, 2003 and June 30, 2002, fees of $383 and $340 respectively, were charged to the Company.

Custodial agreement

National Bank of Canada holds all documents relating to the collateralized mortgage loans. During the three-month periods ended June 30, 2003 and June 30, 2002, no fee was charged to the Company.

6)     Stockholders’equity
        (in U.S. Dollars)

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

Results of operations:
(in thousands of U.S. dollars)

For the three-month periods ended June 30, 2003 and June 30, 2002, the Company reported net income of $9,218 and $8,869 respectively. Revenues, which were comprised entirely of interest income, were $9,672 and $9,261 respectively, and expenses were $454 and $392, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended June 30, 2003 and the ninety-eight percent of revenues for the three-month period ended June 30, 2002 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company (“NB Finance”). The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of fifty-eight pools of residential first mortgages insured by Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended June 30, 2003 and 2002 totaled $454 and $392, respectively, of which $390 and $347, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company’s direct parent (the “Bank”) pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and other professional fees.

During the three-month period ended June 30, 2003, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267 compared to $6,268 for the three-month period ended June 30, 2002, on its Preferred Stock (i.e., Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depositary Shares). Such dividends were paid on June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:
(in thousands of U.S. dollars)

The Company’s revenues are derived from the Mortgage Assets. As of June 30, 2003, $446 million of Mortgage Assets issued by NB Finance were over-collaterized by the C$841 million ($624 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of June 30, 2003, the Company had cash equivalents of $25,585 representing 5.24% of total assets, compared to $5,454 representing 1.1% of total assets, as of December 31, 2002. The increase in liquidity is attributable to repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources close by without exceeding 20% of total assets. While this continues to be the Company’s investment policy, the Company maintains flexibility in this regard. On May 27, 2003, the Company bought $70 million in additional Mortgage Assets in order to reduce increased liquidity. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit	Description

11	Computation of Earnings Per Share

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)     Reports on Form 8-K:

        No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date August 14, 2003	/s/ Serge Lacroix
Serge Lacroix
Director