Form 10-Q
period 2003-09-30
NB CAPITAL CORP
filed 2003-11-13
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]     No  [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
Yes ______ No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock par value $0.01 per share	Outstanding at November 15, 2003 100

NB CAPITAL CORPORATION

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of September 30, 2003, the Canadian dollar exchange rate was C$1.3499 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEETS

( in thousand of US dollars )	September 30, 2003 Unaudited	December 31, 2002

Assets
Cash and cash equivalents	91,597	5,454
Due from an affiliated company	10,697	6,977
Promissory notes	388,100	469,847
Accrued interest on cash equivalents	4	--

	490,398	482,278

Liabilities
Due to the parent company	354	345
Accounts payable	58	41

	412	386

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	13,222	5,128
	489,986	481,892

	490,398	482,278

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
	Three-month periods ended September 30,		Nine-month periods ended September 30,
(in thousand of US dollars)	2003	2002	2003	2002

Revenue
Interest income	$	$	$	$
Cash equivalents	128	82	287	331
Promissory notes	8,755	9,355	27,888	27,964

	8,883	9,437	28,186	28,295

Expenses
Servicing and advisory fees	354	347	1,112	1,043
Legal and other professional fees	49	55	179	170

	403	402	1,291	1,213

Net income	8,480	9,035	26,895	27,082
Preferred stock dividends	6,267	6,268	18,801	18,803

Income available to common stockholders	2,213	2,767	8,094	8,279

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	22	28	81	83

See accompanying notes to financial statements

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
	Three-month periods ended September 30,		Nine-month periods ended September 30,
(in thousand of US dollars)	2003	2002	2003	2002

PREFERRED STOCK	$	$	$	$
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	11,009	10,156	5,128	4,644
Net income	8,480	9,035	26,895	27,082
Preferred stock dividends	(6,267)	(6,268)	(18,801)	(18,803)

Balance, end of period	13,222	12,923	13,222	12,923

TOTAL STOCKHOLDERS' EQUITY	489,986	489,687	489,986	489,687

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

Unaudited	Nine-month periods ended September 30,
(in thousands of US dollars)	2003	2002

OPERATING ACTIVITIES	$	$

Net income	26,895	27,082
Items not affecting cash resources
Due from an affiliated company	(3,720)	5,144
Due to the parent company	9	17
Accounts payable	17	3
Accrued interest receivable on cash equivalents	(4)	5

Net cash provided by operating activities	23,197	32,251

FINANCING ACTIVITIES

Dividends	(18,801)	(18,803)

Net cash used in financing activities	(18,801)	(18,803)

INVESTING ACTIVITIES

Investment in promissory notes	(70,420)	(136,088)
Repayments of promissory notes	152,167	109,960

Net cash used in investing activities	81,747	(26,128)

Cash and cash equivalents, beginning of period	5,454	53,766

Cash and cash equivalents, end of period	91,597	41,086

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003
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

The interim financial statements for the three-month and nine-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report filed on Form 10-K. The results of the interim financial statements may not be an indicator of the results anticipated in the full year.

Promissory notes

In accordance with Statements of Financial Accounting Standards (“SFAS”) No.#115 “Accounting for certain Investments in Debt and Equity Securities” and based on the Company’s intentions regarding these instruments, the Company has classified the Promissory notes as held to maturity and has accounted for them at amortized cost.

Income taxes

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and nine-month periods ended September 30, 2003 and 2002 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003
(unaudited)
(in thousand of U.S. dollars)

3)	Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, Ltd., an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from October 2003 to December 2012, at rates ranging from 7.31% to 10.21%, with a weighted average rate of approximately 8.66% per annum.

These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

Promissory notes as of June 30, 2003	$ 445,660
Acquisitions
Principal repayments	(57,560)

Promissory notes as of September 30, 2003	$ 388,100

The scheduled principal repayments as of September 30, 2003 are as follows:

2003	$12,817	2009	27,103
2004	90,874	2010	34,020
2005	72,393	2011	14,013
2006	67,707	2012	35,388
2007	10,185
2008	23,600

4)	Transactions with an affiliated company

During the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, the Company earned interest from NB Finance, Ltd. on the Promissory notes in the amount of $8,755 ($9,355 in 2002) and $27,888 ($27,964 in 2002) respectively (see Note 3).

The amount of $10,697 due from an affiliated company as of September 30, 2003 and $6,977 as of December 31, 2002 represent interest and principal repayments due on the promissory notes.

5)	Transactions with the parent company

The Company has entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $30 per year, payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended September 30, 2003 and September 30, 2002, fees of $7 were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003
(unaudited)
(in thousand of U.S. dollars)

5)	Transactions with the parent company (continued)

Servicing agreement

National Bank of Canada services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended September 30, 2003 and September 30, 2002, the average outstanding balance of the collateralized mortgage loans were $506,304 and $562,007 respectively. During the three-month periods ended September 30, 2003 and September 30, 2002, fees of $347 and $340 respectively, were charged to the Company.

Custodial agreement

National Bank of Canada holds all documents relating to the collateralized mortgage loans. During the three-month periods ended September 30, 2003 and September 30, 2002, no fee was charged to the Company.

6)	Stockholders' equity (in U.S. Dollars)

Common stock The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock.

Preferred stock The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows:

•	300,000 shares have been authorized and issued as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States or in Canada, on or after September 3, 2002. These Series A shares are traded on the New York Stock Exchange in the form of Depositary Shares, each representing a one-fortieth interest therein.

•	Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issue 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada.

•	1,000 shares have been authorized and 110 shares have been issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holder's option on December 30, 2007 and every ten-year anniversary thereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property as well as other qualifying REIT assets ("Mortgage Assets"). The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income, subject to certain adjustments, to its stockholders.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of NB Capital Corporation.

Results of operations:
(in thousand of U.S. dollars)

For the three-month periods ended September 30, 2003 and September 30, 2002, the Company reported net income of $8,480 and $9,035 respectively. Revenues, which were comprised entirely of interest income, were $8,883 and $9,437 respectively, and expenses were $403 and $402, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended September 30, 2003 and the ninety-nine percent of revenues for the three-month period ended September 30, 2002 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of fifty-five pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended September 30, 2003 and 2002 totaled $403 and $402, respectively, of which $354 and $347, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and other professional fees.

During the three-month period ended September 30, 2003, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267 compared to $6,268 for the three-month period ended September 30, 2002, on its Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depositary Shares. Such dividends were paid on September 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity:
(in thousand of U.S. dollars)

The Company's revenues are derived from interest payments from the Mortgage Assets. As of September 30, 2003, $388 million of Mortgage Assets issued by NB Finance were collateralized by C$733 million ($543 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depositary Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of September 30, 2003, the Company had cash equivalents of $91,597 representing 18.68% of total assets, compared to $5,454 representing 1.1% of total assets, as of December 31, 2002. The increase in liquidity is attributable to repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. On October 21, 2003, the Company invested in $107 million additional Mortgage Assets, replacing recently repaid Mortgage Assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the market risk faced by the Company since December 31, 2002. For information regarding the Company's risk refer to the information under the caption `Disclosure About Market Risk' under this item and to the Company's 2002 form 10-K.

Disclosure About Market Risk

Any market risk to which the Company would be exposed would result from fluctuations in interest rates that would affect the interest payments received by the Company in respect of the Mortgage Assets issued by NB Finance. Since the Mortgage Assets are significantly overcollateralized by the Mortgage Loans, interest rate fluctuations should not present significant market risk. The Company expects that the interest and principal generated by the Mortgage Loans should enable full payment by NB Finance of all of its obligations as they become due.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

NB CAPITAL CORPORATION

Date November 12, 2003	/s/ Serge Lacroix
Serge Lacroix
Chairman of the Board and President