Form 10-K
period 2003-12-31
NB CAPITAL CORP
filed 2004-03-30
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the fiscal year ended December 31, 2003.

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

     8.35% Noncumulative Exchangeable Preferred Stock, Series A, par value $ .01 per share, traded in the form of Depository Shares, each representing a one-fortieth interest therein

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of December 31, 2003, all Common Stock, par value $ .01 per share, was held by an affiliate.

     As of December 31, 2003, the number of shares of Common Stock outstanding was 100.

                      Documents Incorporated by reference:

                                      None.

                           FORWARD-LOOKING STATEMENTS

     From time to time, NB Capital Corporation (the "Company" or "NB Capital") makes written and oral forward-looking statements, included in this 10-K report for filling with the U.S Securities and Exchange Commission, in reports to shareholders, in press releases and in other communications. All such statements are made pursuant to the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the economy, market changes, the achievement of strategic objectives, certain risks as well as statements with respect to our beliefs, plans, expectations, anticipations, estimates and intentions. These forward-looking statements are typically identified by the words "may," "could," "should," "would," "suspect," "outlook," "believe," "anticipate," "estimate," "expect," "intend," "plan," and words and expressions of similar import.

     By their very nature, such forward-looking statements require us to make assumptions and involve inherent risks and uncertainties, both general and specific. There is significant risk that express or implied projections contained in such statements will not materialize or will not be accurate. A number of factors could cause actual future results, conditions, actions or events to differ materially from the targets, expectations, estimates or intentions expressed in the forward-looking statements. Such differences may be caused by factors, many of which are beyond the Company's control, which include, but are not limited to, changes in North American and/or global economic and financial conditions (particularly fluctuations in interest rates, currencies and other financial instruments), liquidity, market trends, regulatory developments and competition in geographic areas where the Company operates, technological changes, the possible impact on our businesses of international conflicts and other developments including those relating to the war on terrorism and the Company's anticipation of and success in managing the risks implied by the foregoing.

     The Company cautions that the foregoing list of important factors is not exhaustive. Investors and others who base themselves on the Company's forward-looking statements should carefully consider the above factors as well as the uncertainties they represent and the risk they entail. The Company therefore cautions readers not to place undue reliance on these forward-looking statements. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.


                                  EXCHANGE RATE

     References to $ are to United States dollars; references to C$ are to Canadian dollars. As of December 31, 2003, the Canadian dollar exchange rate was C$1.2965 = $1.00 and certain amounts stated herein reflect such exchange rate.

                                     PART I

ITEM 1: BUSINESS

General

     On August 20, 1997, NB Capital Corporation (the "Company") was incorporated under the laws of the State of Maryland for the purposes of providing U.S. investors with the opportunity to invest in Canadian residential mortgages and other real estate assets. The Company began operations on September 3, 1997 with the consummation of an offering of 300,000 shares of its 8.35% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"). The Series A Preferred Shares trade on the New York Stock Exchange in the form of Depository Shares, each representing a one-fortieth interest in a Series A Preferred Share (the "Depository Shares"). National Bank of Canada (the "Bank") owns all of the Company's issued and outstanding common stock, par value $.01 per share (the "Common Stock"). Accordingly, the Company is a wholly owned subsidiary of the Bank.

     The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of sixty-one "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the "Mortgage Loans". Hypothecation loans are loans secured by the pledge of mortgages as security therefore. The Mortgage Loans consist of sixty-one pools of, at December 31, 2003, an aggregate 15,246 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

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

Advisory Agreement

     The Company entered into the Advisory Agreement with the Bank to administer the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of, Mortgage Assets held by the Company, (iii) holding documents relating to the Company's Mortgage Assets as custodian, (iv) monitoring the Company's compliance with the requirements necessary to qualify as a REIT and
(v) maintaining its status as a lender approved by the Canadian National Housing Act (an "NHA-Approved Lender"). As long as any Series A Preferred Shares and, accordingly, any Depository Shares remain outstanding, the Company may not renew, terminate, or modify the Advisory Agreement without the approval of a majority of the Board of Directors of the Company (the "Board of Directors") as well as of a majority of the Independent Directors. An "Independent Director" is a Director meeting the criteria specified in 10A-3 of the Securities Exchange Act of 1934. The Bank may, with the approval of a majority of the Board of Directors as well as a majority of the Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to one or more related or unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from any of its obligations under the Advisory Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Advisory Agreement.

     The Advisory Agreement had an initial term of one year, and has been renewed six times for additional one-year periods. The last renewal was dated October 31, 2003 for the 2004 fiscal year. The advisory fee was revised to $100,000 for 2004 fiscal year. The Company may terminate the Advisory Agreement at any time upon 60 days' prior written notice. As long as any of the Series A Preferred Shares or Depository Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank received an advisory fee equal to $30,000 for fiscal year 2003 and is entitled to receive $100,000 for fiscal year 2004, payable in equal quarterly installments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depository Shares.

Servicing Agreement

     The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced.

     The Servicing Agreement, put in place on September 3, 1997, had an initial term of one year, and has been renewed six times for additional one-year periods. Last renewal was dated May 14, 2003. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

     The Bank is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Bank is required to make advances of taxes and required insurance premiums that are not collected from mortgagors with respect to any Mortgage Loan serviced by it, unless it determines that such advances are non recoverable from the mortgagor, insurance proceeds or other sources with respect to such Mortgage Loan. If such advances are made, the Bank generally will be reimbursed prior to the Company being reimbursed out of the payments with respect to such Mortgage Loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted Mortgage Loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to the Company for any loss suffered as a result of the Bank's failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank which cause the policies to be canceled by the insurer. Subject to approval by the Company, the Bank may institute foreclosure proceedings, exercise any power of sale contained in any Mortgage Loan or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Mortgage Loan by operation of law or otherwise in accordance with the terms of the Servicing Agreement. The Bank does not, however, have the authority to enter into contracts in the name of the Company.

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

Investment Policy

     The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest at least 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2003, Mortgage Assets issued by NB Finance comprised 95.9% of the Company's portfolio.

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


Description of the Mortgage Assets

     The Mortgage Assets issued by NB Finance are comprised of sixty-one hypothecation loans issued by NB Finance to the Company. As of December 31, 2003, the principal amount of the Mortgage Assets was approximately $448 million. Each of the sixty-one hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2003, the Mortgage Loans were comprised of, in the aggregate, 15,246 Mortgage Loans in an aggregate amount of approximately C$822 million

($634 million). The value of each pool of Mortgage Loans comprising the Mortgage Loans exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are overcollateralized by the Mortgage Loans. The aggregate amount of such overcollateralization is, as of December 31, 2003, $186 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

     Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest.
However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2004 to December 2012. The Mortgage Assets pay interest at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 8.31% per annum.

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

Tax Status

     The Company has elected to be taxable as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be liable for United States federal income tax to the extent that it distributes its income to the holders of its Common Stock and its preferred stock, including the Series A Preferred Shares and, accordingly, Depository Shares, and maintains its qualification as a REIT.

     As a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its "REIT taxable income". REIT taxable income is essentially taxable income, as determined in accordance with the Code, with certain adjustments. The most significant of such adjustments are (i) no deduction is allowed for dividends received, (ii) a deduction is allowed for dividends paid (other than the portion of any dividend attributable to net income from foreclosure property) and for taxes imposed for failing to satisfy certain statutory REIT requirements, and (iii) net income from foreclosure property and net income derived from prohibited transactions is excluded from the determination.

Employees

     The Company has nine employees whose salaries are covered by the Advisory Agreement. The Company does not anticipate that it will require any additional employees because the Company retains the Bank to perform certain functions pursuant to the Advisory Agreement. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and of any of the Bank's affiliates.

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

     As of October 31, 2003, the Bank held more than C$14.0 billion of residential mortgage assets. Slightly more than 74.9% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). According to the Bank's economics and strategy department, the market share of the Bank for such mortgages in Quebec is approximately 16.2% compared with a significantly greater market share for Caisses Populaires Desjardins.


ITEM 2: PROPERTIES

     The principal executive offices of the Company are located in the U.S. branch office of the Bank at 125 West 55th Street, New York, New York 10019. The Company neither owns nor leases any properties.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not the subject of any material litigation. The Company is not currently involved in nor, to the Company's knowledge, currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

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

     For the year ended December 31, 2002, the Company paid one dividend with respect to the Common Stock in an amount of $10,500,000. For the year ended December 31, 2003, the Company paid one dividend with respect to the Common Stock in an amount of $14,500,000.

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

ITEM 6: SELECTED FINANCIAL DATA

                                                       Year Ended      Year Ended     Year Ended     Year Ended      Year Ended
                                                      December 31,    December 31,   December 31,   December 31,    December 31,
                                                          2003            2002           2001           2000            1999
                                                            $              $               $              $              $
Statement of Income Data:

Operating Revenues................................     37,895,366      37,707,287     38,387,349     36,319,928      37,426,460

Income from Operations............................     36,103,421      36,054,804     36,800,230     34,800,780      35,915,518

Income from Operations per Common Share...........        361,034         360,548        368,002        348,008         359,155

                                                            $              $               $              $              $
Balance Sheet Data:
Total assets......................................    478,856,177     482,278,189    481,787,476    482,038,157     484,025,426

Total liabilities.................................        428,663         386,175        379,706      1,849,465       3,355,007

Stockholders' Equity..............................    478,427,514     481,892,014    481,407,770    480,188,692     480,670,419

Cash Dividends Declared per Common Share..........        145,000         105,000        105,000        102,000         120,750

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

Results of Operations

     Income from operations for the year ended December 31, 2003 increased by $48,617 or 0.13 % over the prior year ended December 31, 2002 which decreased by $745,426 or 2.03 % over the prior year ended December 31, 2001. Operating revenues for the year ended December 31, 2003, the year ended December 31, 2002 and the year ended December 31, 2001, which were comprised entirely of interest income, were $37,895,366, $37,707,287 and $38,387,349, respectively. Because the
Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

     Ninety-nine percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of sixty-one pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper of National Bank of Canada and U.S. Treasury bills).

     Expenses for the year ended December 31, 2003, the year ended December 31, 2002 and the year ended December 31, 2001 totaled $1,791,945, $1,652,483 and $1,587,119, respectively, of which $1,527,130, $1,387,859 and $1,342,749, respectively, represent servicing and advisory fees paid to the Bank pursuant to the Servicing Agreement and the Advisory Agreement. Pursuant to those agreements, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

     During the year ended December 31, 2003, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,067,921 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares) and a dividend of $14,500,000 on Common Stock.

Capital Resources and Liquidity

     The Company's revenues are derived primarily from interest payments on the Mortgage Assets. As of December 31, 2003, $448 million of Mortgage Assets issued by NB Finance were over-collateralized by the C$822 million ($634 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

     The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

     As at December 31, 2003, the Company had cash resources of $19,405,571, which represent 4.05% of total assets compared to $5,454,303 or 1.1% of total assets as at December 31, 2002 and $53,765,605 which represent 11.2% of total assets as at December 31, 2001. It is expected that the Company will invest in additional

Mortgage Assets when cash resources reach 15% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

     The Company's principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay expenses of advisors, if any, of the Company.

Disclosure of Contractual Obligations

     The Company does not have any indebtedness (current or long-term), other material capital expenditures, balloon payments or other payments due on other long-term obligations. No negative covenants have been imposed on the Company.

Off-Balance Sheet Accounting

     The Company does not have any off-balance sheet obligations.

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

Critical Accounting Policies

     In December 2001, the Securities and Exchange Commission requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe, based on our current business, that there are no critical accounting policies in connection with the preparation of the financial statements of NB Capital Corporation.

Recently Issued Accounting Pronouncements

     In January 2003, the Company adopted the new U.S Interpretation FIN-46 on the consolidation of variable interest entities, which applied immediately to all variable interest entities created after January 31, 2003. Under the Interpretation, the Company must identify the variable interest entities in which it has an interest, determine whether it is the primary beneficiary and, if such is the case, consolidate those entities. The adoption of this new Interpretation has no material impact on the Company. For variable interest entities created before February 1, 2003, the provisions of the new Interpretation will apply to the company effective October 31, 2004. The Company is currently assessing the impact of the new Interpretation on entities created before February 1, 2003.

     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company as of July 1, 2003. Adoption of this standard had no impact on the Company's financial position, results of operation or cash flows.


ITEM  7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is included under Item 7 of this report under the caption "Disclosure About Market Risk".

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are contained on pages F-1 through F-10 of this Form 10-K.

     Selected Quarterly Financial Data (Unaudited)

                                                           Quarter       Quarter       Quarter         Quarter
                                                            Ended         Ended         Ended          Ended
                                                            March         June        September        2003
                                                          31, 2003      30, 2003      30, 2003        31, 2003
                                                             $              $              $              $
Statement of Income Data:

Operating Revenues................................       9,630,658       9,671,618     8,883,397      9,709,693

Income from Operations............................       9,196,557       9,217,985     8,480,090      9,208,789

Income from Operations per Common Share...........          29,296          29,510        22,130         29,419


                                                          Quarter       Quarter        Quarter        Quarter
                                                           Ended         Ended          Ended          Ended
                                                           March          June        September        2003
                                                          31, 2003      30, 2003      30, 2003        31, 2003
                                                             $              $              $              $
Statement of Income Data:

Operating Revenues................................       9,596,632       9,261,363     9,436,670      9,412,622

Income from Operations............................       9,179,230       8,868,797     9,033,670      8,973,107

Income from Operations per Common Share...........          29,116          26,012        27,660         27,054


ITEM  9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A: CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this report, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Directors and Executive Officers

     The Board of Directors of the Company consists of the individuals set forth below. Mr. Belzile, Mr. Michel and Mr. Dube are Independent Directors. The Company currently has nine employees and does not anticipate that it will require additional employees.

     As of December 31, 2003, the persons who are directors and executive officers of the Company are as follows:


      Name                Age      Position and Offices Held     Director Since
      ----                ---      -------------------------     --------------
      Christian Dube       47      Director                           2001

      Donna Goral          46      Director and Vice President        2001

      Andre Belzile        42      Director                           1999

      Alain Michel         54      Director and President of the      1997
                                   Audit Committee
      Monique Baillergeau  45      Director and Vice President       May 2003

      Richard Bonvicino    41      Director and Vice President       June 2002

      Serge Lacroix        46      Director, Chairman of the Board   June 2002
                                      and President
      Jean Dagenais        45      Chief Financial Officer              N/A


     James J. Hanks, Jr (Secretary) is an officer of the Company. Sophie Clermont and Vanessa Fontana (Assistant Secretary) and Martin Ouellet (Vice-President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company.

     Since 1992, Mr. Belzile has been Vice-President and Chief Financial Officer of Cascades Inc, a producer and marketer of packaging products. Prior to that, he worked in financial reporting from 1986 to 1990 and was Corporate Director of Finances from 1990 to 1992 for Cascades Inc. Prior to that, he worked as an external auditor for the accounting firm Coopers & Lybrand from 1984 to 1986.

     Since 2001, Mr. Michel has been a business consultant for the Caisse de depot et placement du Quebec, a financial institution that manages funds for public and private pension and insurance funds. Prior to that, he was Senior Vice-President and Chief Financial Officer of Le Groupe Videotron Ltee. since September 1994. Prior to that, he was Vice-President of Finance and Treasurer of Videotron beginning in July 1992.

     Since 1998, Mr. Christian Dube has been Senior Vice-President and Chief Financial Officer of Domtar Inc, a manufacturer of business papers, commercial printing and publication papers, and technical and specialty papers. Prior to that, he was Vice-President Corporate Development and Vice-President Treasurer of Domtar Inc. between 1996 and 1998. He was Manager, Corporate Finance for the accounting firm of Coopers & Lybrand from 1992 to 1996. He currently serves on the Boards of Directors for Norampac Inc and Microcell Communications Inc.

     Ms.  Donna  Goral is a  director  of NB  Finance,  Ltd.  and has also  been
Vice-President - Taxation, USA Operations for National Bank of Canada since 1992. Ms. Goral's tax experience also includes positions with KPMG Peat Marwick and Ernst & Whinney. She is a member of the American Institute of Public Accountants, the New York State Society of CPAs and the Institute of International Bankers.

     Serge Lacroix has been Chairman and President of NB Capital Corporation since June 2002 and director of NB Finance, Ltd. since July 2002. He has been with National Bank of Canada since 1998 in various positions, most recently as Managing Director and Senior Vice-President of the New York Branch. Prior to that, he was General Manager, President and CEO of NBC Financial (UK) Ltd. Prior to that, he was Senior Vice-President at National Bank Financial between 1993 and 1998. He held various positions at Wood Gundy in London England, Montreal and Vancouver from 1982 to 1993. Prior to that, he was a Trader at Nesbitt Thompson Inc. and he started his career in 1976 as a Foreign Exchange Trader with Banque Canadienne Nationale.

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

     Jean Dagenais joined the National Bank of Canada in 1990 as Manager and Chief Accountant. In 1997, he was promoted to vice-president. As such, he is responsible for the preparation of the Bank's consolidated financial statements as well as other financial information presented to management, shareholders and regulatory authorities. He began is career in 1980 as external auditor with a major international accounting firm. From 1985 to 1990, he held various positions in accounting and financial reporting with large corporations. He studied at the University of Sherbrooke, where he obtained a Bachelor in Administration. He was admitted to the Order of Certified management Accountants in 1982 and to the Order of Chartered Accountants in 1983.

     Monique Baillergeau was appointed Director of NB Capital and NB Finance, Ltd. in May 2003. She has been with the National Bank of Canada NY since February 1986. In 1998, she was assigned to manage the Operations of the London England Branch for 5 years. She accepted the position of Vice President in charge of Operations and Administration in New York in May of 2003.

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

Audit Committee Financial Expert

     The Audit Committee of the Company consists of the three following members : Mr. Alain Michel (President of the Audit Committee), Mr. Christian Dube and Mr. Andre Belzile. On May 14, 2003, the Board of Directors of the Company determined that all three of the members of the Audit Committee are Audit Committee Financial Experts and are independent.

Code of Ethics

     On October 31, 2003, the Company adopted a Code of Conduct and Ethics (as an exhibit to this Form 10-K Report) that applies to all of the Company's directors, officers and employees. No amendments to the provisions of the Code have been made nor any waivers have been granted by the Company since its adoption.

     In 2003, the Company named Ms. Alexa Topolski the Compliance Officer of the Company in connection with the Company's effort to keep open lines of dialogue between management and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and certain other persons to file timely certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to the Company.

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2003 all applicable Section 16(a) filing requirements were met, except that the Initial Statement of Beneficial Ownership on Form 3 for Monique Baillergeau, a director, was filed late.

ITEM 11: EXECUTIVE COMPENSATION

                                            Summary Compensation Table
                                            --------------------------
                                                 Annual Compensation (1)                       Long Term
                                                                                              Compensation
                                                                                                 Awards
-------------------------------------------------------------------------------------------------------------------------------
     Name and Principal Position         Year       Salary        Bonus        Other           Securities           All Other
                                                                               Annual          Underlying         Compensation
                                                                             Compensation    Options/SARs(5)
-------------------------------------------------------------------------------------------------------------------------------
Serge Lacroix, CEO                     2003        $181,000     $175,000(2)     $ 0                   -                  -
                                       2002(4)     $ 75,417     $133,152(3)     $ 0                1,500                 -
--------------------------------
(1)  The services of executive  officers of the Company are provided pursuant to the Advisory  Agreement  between the Bank and the Company (see  "Business -
     Advisory  Agreement").  The advisory fee paid by the Company to the Bank in
     2003 was  $30,000.  This amount  includes all  compensation  payable to the
     Company's   executive  officers  for  services  rendered  to  the  Company.
     Accordingly,  no  executive  officer  of the  Company  was paid  more  than
     $100,000 of  compensation  for the fiscal year ended December 31, 2003 that would  be  attributable  to  services  performed  for the  Company  and its subsidiaries.  The compensation disclosed in this table with respect to Mr.
     Lacroix  represents  the  entire  compensation  paid to him by the Bank for services  rendered by him to the Bank and its  subsidiaries,  including the
     Company.
(2)  $75,000 paid in May 2003 and $100,000  granted in December 2003 but paid in
     January 2004
(3)  $8,152 was paid in October  2002.  $125,000  bonus granted in December 2002 and paid in January 2003
(4)  Mr.  Lacroix was  appointed  Chairman and  President of the Company in June
     2002.
(5)  Stock Appreciation Rights

                         SAR Grants in Last Fiscal Year
                         ------------------------------

     Mr. Serge Lacroix did not receive SAR award during the fiscal year ended December 31, 2003.

                                           Individual Grants
                                           -----------------

                             Number of       % of Total       Base      Expiration   Potential
                             Securities      Options/SAR      Price                  Realizable Value at
                             Underlying       Granted                                Assumed Annual
                             Options/SARs        to                                  Rates of Stock Price
                              Granted        Employees                               Appreciation
                                             in Fiscal                               For Options/SAR Term
Name                             (#)           Year          (C$/Sh)       Date      5% (C$)      10% (C$)
-----------------------------------------------------------------------------------------------------------
Serge Lacroix                    0               0%




             Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

---------------------------------------------------------------------------------------------------------------------
Name                  Shares      Value Realized     Number of Securities Underlying      Value of Unexercised In-The
                    Acquired on        ($)             Unexercised Options/SARs at        Money Options/SARs at Fiscal
                     Exercise                              Fiscal Year-End (#)                    Year End ($)
                        #                             Exercisable / Unexercisable        Exercisable / Unexercisable
---------------------------------------------------------------------------------------------------------------------
Serge Lacroix           0               0                   2,450 / 2,350                 $34,467.75 / $28 329.25
---------------------------------------------------------------------------------------------------------------------

                                      Pension Plan Table


    Canadian Dollars                               Years of Service
      Remuneration

                               15             20              25             30               35
      C$100,000            C$26,870       C$35,447        C$43,516        C$51,584        C$60,083

        125,000              34,370         43,864          51,932          60,000          68,499

        150,000              41,870         52,281          60,349          68,417          76,916

        175,000              49,370         60,697          68,766          76,834          85,333

        200,000              56,870         69,114          77,182          85,250          93,749

        225,000              64,370         77,531          85,599          93,667         102,166

        250,000              71,870         85,947          94,016         102,084         110,583

        300,000              71,870         85,947          94,016         102,084         110,583

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2003, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank's address is National Bank Tower, 600 de La Gauchetiere West, Montreal, Quebec, H3B 4L2. No officer or director beneficially owns more than five percent of any class of the Company's securities.

     The Company does not maintain any equity compensation plans for its executive officers.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business- Advisory Agreement. " The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business-Servicing Agreement. "

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     Deloitte & Touche LLP's aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2003 fiscal year and the review of the quarterly financial statements for the 2003 fiscal year were $33,500 (Compared to $29,500 for 2002). The engagement of Deloitte & Touche LLP for the 2003 fiscal year and the scope of audit, audit-related and tax services were pre-approved by our Audit Committee.

Audit-Related Fees

     Deloitte  &  Touche   LLP's   aggregate   fees  billed  for   audit-related
professional services (special report on procedures performed on the mortgage loans) for the 2003 fiscal year were $5,000 (Compared to $3,800 for 2002).

Tax Fees

     Deloitte & Touche LLP's aggregate fees for all tax related services for the 2003 fiscal year were $31,250 for tax compliance and consulting services (Compared to $29,375 for 2002).

     The Company's Audit Committee pre-approves the services - both permitted audit services and permitted non-audit services - of the external auditor before the external auditor is engaged by the Company to render such permitted audit services or permitted non-audit services. The Audit Committee evidences its pre-approval by resolution of the Audit Committee.


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

     (b) During the quarter ended December 31, 2003, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th of March, 2004.

                                       NB CAPITAL CORPORATION


                                       By: /s/ Serge Lacroix
                                           ------------------------------------
                                           Serge Lacroix
                                           Chairman of the Board and President
                                           (Principal Executive Officer)



                                       By: /s/ Jean Dagenais
                                           ------------------------------------
                                           Jean Dagenais
                                           Chief Financial Officer
                                           (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2004.



By:  /s/ Donna Goral                By:  /s/ Alain Michel
    ----------------------------         ----------------------------------
         Donna Goral                      Alain Michel
         Director

By:  /s/ Richard Bonvicino          By:  /s/ Andre Belzile
    ----------------------------         ----------------------------------
         Richard Bonvicino               Andre Belzile
         Director                        Director


                                    By:  /s/ Christian Dube
                                         ----------------------------------
                                         Christian Dube
                                         Director


                                    By:  /s/ Monique Baillergeau
                                         ----------------------------------
                                         Monique Baillergeau
                                         Director


                                    By:  /s/ Serge Lacroix
                                         ----------------------------------
                                         Serge Lacroix
                                         Director

                             NB CAPITAL CORPORATION


                           Financial Statements as of
                     December 31, 2003, 2002 and 2001, and
                          Independent Auditor's Report

NB CAPITAL CORPORATION
Table of contents
================================================================================




Independent Auditors' Report ...........................................F-1

Balance sheets .........................................................F-2

Statements of income ...................................................F-3

Statements of stockholders' equity .....................................F-4

Statements of cash flows ...............................................F-5

Notes to financial statements ....................................F-6; F-10

DELOITTE
                                                         Deloitte & Touche LLP
                                                         1 Place Ville Marie
                                                         Suite 3000
                                                         Montreal QC  H3B 4T9
                                                         Canada

                                                         Tel: (514) 393-7115
                                                         Fax: (514) 390-4111
                                                         www.deloitte.ca





Independent Auditors' Report


To the Board of Directors and Stockholders of NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation (the "Company") as of December 31, 2003 and 2002 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
Montreal, Canada

February 6, 2004

NB CAPITAL CORPORATION
Balance sheets
as of December 31
(in U.S. dollars)



------------------------------------------------------------------------------------------------------
                                                                     2003                  2002
------------------------------------------------------------------------------------------------------
                                                                       $                     $
Assets
    Cash and cash equivalents                                      19,405,571              5,454,303
    Due from an affiliated company                                 11,111,916              6,977,307
Promissory notes                                                  448,333,456            469,846,279
Accrued interest on cash equivalents                                    5,234                    300
------------------------------------------------------------------------------------------------------
Total assets                                                      478,856,177            482,278,189
------------------------------------------------------------------------------------------------------

Liabilities
    Due to the parent company                                         414,954                344,946
    Accounts payable                                                   13,709                 41,229
------------------------------------------------------------------------------------------------------
Total liabilities                                                     428,663                386,175
------------------------------------------------------------------------------------------------------

Stockholders' equity
    Preferred stock, $0.01 par value per share;
          10,000,000     shares authorized,
             300,000     Series A shares issued and paid                3,000                  3,000
                 110     Senior preferred shares issued and paid            1                      1

    Common stock, $0.01 par value per share;
               1,000     shares authorized,
                 100     shares issued and paid                             1                      1

    Additional paid-in capital                                    476,761,014            476,761,014

    Retained earnings                                               1,663,498              5,127,998
------------------------------------------------------------------------------------------------------
Total stockholder's equity                                        478,427,514            481,892,014
------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                        478,856,177            482,278,189
------------------------------------------------------------------------------------------------------




See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)


------------------------------------------------------------------------------------------------------------
                                                      2003                   2002                  2001
------------------------------------------------------------------------------------------------------------
                                                        $                      $                     $
Revenue
    Interest income
        Short-term investments                        346,591               419,235              1,478,790
        Promissory notes                           37,529,935            37,246,934             36,806,319
        Bank interest                                  18,840                41,118                102,240
------------------------------------------------------------------------------------------------------------
                                                   37,895,366            37,707,287             38,387,349
------------------------------------------------------------------------------------------------------------

Expenses
    Legal                                              41,292                98,916                 76,080
    Other professional fees                           223,523               165,708                168,290
    Servicing fees                                  1,497,130             1,357,859              1,317,749
    Advisory fees                                      30,000                30,000                 25,000
------------------------------------------------------------------------------------------------------------
                                                    1,791,945             1,652,483              1,587,119
------------------------------------------------------------------------------------------------------------

Net income                                         36,103,421            36,054,804             36,800,230

Preferred stock dividends                          25,067,921            25,070,560             25,081,152
------------------------------------------------------------------------------------------------------------
Income available to common stockholders            11,035,500            10,984,244             11,719,078
------------------------------------------------------------------------------------------------------------

Weighted average number of common
    shares outstanding                                    100                   100                    100
------------------------------------------------------------------------------------------------------------

Earnings per common share - basic                     110,355               109,842                117,191
------------------------------------------------------------------------------------------------------------




See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of stockholders' equity
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)




-------------------------------------------------------------------------------------------------------------------------------
                                             Series A     Senior                  Additional
                                             Preferred   Preferred   Common         Paid-in          Retained
                                               Stock       Stock      Stock         Capital          Earnings           Total
-------------------------------------------------------------------------------------------------------------------------------
                                                 $           $          $              $                 $                $
Stockholders' equity as of
    December 31, 2000                           3,000          1         1        476,761,014        3,424,676      480,188,692
-------------------------------------------------------------------------------------------------------------------------------
Net income                                          -          -         -                  -       36,800,230       36,800,230
Dividends on senior preferred stock and
    Series A preferred stock                        -          -         -                  -      (25,081,152)     (25,081,152)
-------------------------------------------------------------------------------------------------------------------------------
Dividend on common stock
Stockholders' equity as of                          -          -         -                  -      (10,500,000)     (10,500,000)
    December 31, 2001                           3,000          1         1        476,761,014        4,643,754      481,407,770
-------------------------------------------------------------------------------------------------------------------------------
Net income                                          -          -         -                  -       36,054,804       36,054,804
Dividends on senior preferred stock and
    Series A preferred stock                        -          -         -                  -      (25,070,560)     (25,070,560)
Dividend on common stock                            -          -         -                  -      (10,500,000)     (10,500,000)
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity as of
    December 31, 2002                           3,000          1         1        476,761,014        5,127,998      481,892,014
-------------------------------------------------------------------------------------------------------------------------------
Net income                                          -          -         -                  -       36,103,421       36,103,421
Dividends on senior preferred stock and
    Series A preferred stock                        -          -         -                  -      (25,067,921)     (25,067,921)
Dividend on common stock                            -          -         -                  -      (14,500,000)     (14,500,000)
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity as of
    December 31, 2003                           3,000          1         1        476,761,014        1,663,498      478,427,514
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of cash flows
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)



-------------------------------------------------------------------------------------------------------------------
                                                             2003                   2002                  2001
-------------------------------------------------------------------------------------------------------------------
                                                               $                      $                     $
Operating activities
    Net income                                            36,103,421            36,054,804             36,800,230
    Adjustment to reconcile net income to
    net cash provided by operating activities
        Due from an affiliated company                    (4,134,609)            5,154,888             (6,846,716)
        Due to the parent company                             70,008                14,215                 28,245
Accounts payable                                             (27,520)               (7,746)                 1,996
Accrued interest on cash equivalents                          (4,934)                6,410                 69,140
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities             32,006,366            41,222,571             30,052,895
-------------------------------------------------------------------------------------------------------------------
Investing activities
    Investment in promissory notes                      (176,972,855)         (188,141,611)          (284,500,923)
    Repayments of promissory notes                       198,485,678           134,178,298            248,161,027
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in)
        investing activities                              21,512,823           (53,963,313)           (36,339,896)
-------------------------------------------------------------------------------------------------------------------
Financing activities
    Dividends                                            (39,567,921)          (35,570,560)           (37,081,152)
-------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                (39,567,921)          (35,570,560)           (37,081,152)
-------------------------------------------------------------------------------------------------------------------
Cash position, beginning of year                           5,454,303            53,765,605             97,133,758
-------------------------------------------------------------------------------------------------------------------
Cash position, end of year                                19,405,571             5,454,303             53,765,605
-------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)
================================================================================


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

     Per share data

     Basic earnings per share with respect to the Company for the years ended December 31, 2003, 2002 and 2001 are computed based upon the weighted average number of common shares outstanding during the year.

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

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)
================================================================================


     Interest on Promissory Notes and Short Term Investments.

     Interest income on promissory notes and short term investments is accrued using the simple interest method based on the amount of principle outstanding. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

3.   Promissory notes

     The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from January 2004 to December 2012, at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 8.31% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

                                                                    2003                   2002
                                                               ------------------------------------
                                                                      $                     $
        Promissory notes, beginning of year                      469,846,279           415,882,966
        Acquisitions                                             176,972,855           188,141,611
        Principal repayments                                    (198,485,678)         (134,178,298)
        --------------------------------------------------------------------------------------------
        Promissory notes, end of year                            448,333,456           469,846,279
        --------------------------------------------------------------------------------------------

     The scheduled principal repayments as of December 31, 2003 are as follows:


                                              $
                          2004           87,511,017
                          2005           70,219,702
                          2006          141,228,851
                          2007            9,926,597
                          2008           22,050,106
                          2009           25,962,019
                          2010           34,474,357
                          2011           22,905,432
                          2012           34,055,375

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)
================================================================================


4.   Transactions with an affiliated company

     During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $37,529,935 ($37,246,934 in 2002 and $36,806,319 in 2001) (see Note 3).

     The amounts due from an affiliated company as of December 31, 2003 and 2002 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

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

     The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $551,360,385 ($557,923,143 in 2002). During the year, fees of $1,497,130
     ($1,357,859 in 2002 and $1,317,749 in 2001) were charged to the Company.

     Custodian agreement

     National  Bank  of  Canada  will  hold  all   documents   relating  to  the
     collateralized mortgage loans. During the years ended December 31, 2003, 2002 and 2001, no fee was charged to the Company.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)
================================================================================


6.   Stockholders' equity

     Common stock

     The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock. The common shares issued as at December 31, 2003 are as follows:

          o    100 shares are authorized, issued and paid.

     Preferred stock

     The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. The preferred shares issued as at December 31, 2003 are as follows:

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

7.   Recent pronouncements

In January 2003, the Company adopted the new U.S Interpretation FIN-46 on the consolidation of variable interest entities, which applied immediately to all variable interest entities created after January 31, 2003. Under the Interpretation, the Company must identify the variable interest entities in which it has an interest, determine whether it is the primary beneficiary and, if such is the case, consolidate those entities. The adoption of this new Interpretation has no material impact on the Company. For variable interest entities created before February 1, 2003, the provisions of the new Interpretation will apply to the company effective October 31, 2004. The Company is currently assessing the impact of the new Interpretation on entities created before February 1, 2003.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2003, 2002 and 2001
(in U.S. dollars)
================================================================================



In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company as of July 1, 2003. Adoption of this standard had no impact on the Company's financial position, results of operation or cash flows.

                               INDEX TO EXHIBITS



Exhibit
Number              Description
------              -----------
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

10.4 Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.5 Deed of Sale of Mortgage Loans dated September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.6 Mortgage Loan Assignment Agreement dated September 3, 1997 among National Bank of Canada, NB Capital Corporation and NB Finance, Ltd.*

10.7 Promissory Notes representing the sixteen hypothecation loans executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.8 Deposit Agreement among NB Capital Corporation, National Bank of Canada and The Bank of Nova Scotia Trust Company of New York, including Form of Depository Receipt*

10.9                First  Supplemental  Servicing  Agreement  dated December 4,
                    1998  between   National  Bank  of  Canada  and  NB  Capital
                    Corporation*

Exhibit
Number              Description
------              -----------
10.10               Loan  Agreement  dated as of  December  4, 1998  between  NB
                    Finance, Ltd. and NB Capital Corporation*

10.11 Custodial Agreement dated as of December 4, 1998 between NB Capital Corporation and National Bank of Canada*

10.12 Amended and Restated Servicing Agreement dated June 28, 2001 between National Bank of Canada and NB Capital Corporation.*

10.13 Deed of Sale of Mortgage Loans dated December 4, 1998 between National Bank of Canada and NB Finance, Ltd.*

10.14(i) Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.14(ii)           Mortgage Loan  Assignment  Agreement dated as of December 4,
                    1998 among NB  Finance,  Ltd.,  NB Capital  Corporation  and
                    National Bank of Canada*

10.15(i) Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.15(ii)           Promissory Note representing  $29,880,126.51  executed by NB
                    Finance, Ltd. in favor of NB Capital Corporation*

10.16 Mortgage Loan Assignment Agreement dated as of September 7, 1999 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.17 Promissory Note representing $85,989,203.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*.

10.18 Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.19 Promissory Note representing $98,836,341.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.20 Mortgage Loan Assignment Agreement dated as of September 28, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.21 Promissory Note representing $67,323,437.74 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

Exhibit
Number              Description
------              -----------
10.22               Mortgage Loan  Assignment  Agreement dated as of January 30,
                    2001 among NB  Finance,  Ltd.,  NB Capital  Corporation  and
                    National Bank of Canada*

10.23 Promissory Note representing $107,179,964.89 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.24 Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.25 Promissory Note representing $121,357,226.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.26 Mortgage Loan Assignment Agreement dated as of September 24, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.27 Promissory Note representing $55,963,732.07 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.28 Mortgage Loan Assignment Agreement dated as of January 29, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.29 Promissory Note representing $71,866,079.87 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.30 Mortgage Loan Assignment Agreement dated as of June 20, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.31 Promissory Note representing $64,221,362.98 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.32 Mortgage Loan Assignment Agreement dated as of December 16, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.33 Promissory Note representing $52,054,168.88 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.34 Mortgage Loan Assignment Agreement dated as of May 27, 2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.35 Promissory Note representing $70,420,135.45 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

Exhibit
Number              Description
------              -----------

10.36 Mortgage Loan Assignment Agreement dated as of October 21,2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.37 Promissory Note representing $106,552,720.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

14.1                NB Capital Code of Ethics**

31.1                Certification of Chairman and President pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1                Written  Statement  of Chairman  and  President  Pursuant to
                    Section  906 of the  Sarbanes-Oxley  Act of 2002 (18  U.S.C.
                    Section 1350)**

32.2                Written  Statement of Chief  Financial  Officer  Pursuant to
                    Section  906 of the  Sarbanes-Oxley  Act of 2002 (18  U.S.C.
                    Section 1350)**
--------------------

* As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).
**     As filed herewith.