Form 10-Q
period 2004-03-31
NB CAPITAL CORP
filed 2004-05-17
CIK 1049551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________

                         Commission file number 1-14103


                             NB CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                             52-2063921
--------------------------------                        -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



125 West 55th Street, New York, New York                        10019
----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)


                                  212-632-8580
              (Registrant's telephone number, including area code)


                                      (N/A)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at May 15, 2004
    -------------------------           --------------------------
         Common Stock                              100
    par value $0.01 per share

                             NB CAPITAL CORPORATION


                                      INDEX

                                                                           Page
                                                                           ----

Part I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Balance Sheets -
                As of March 31, 2004 and December 31, 2003                     1

             Statements of Income -
                For the three-month periods ended March 31, 2004 and 2003      2

             Statements of Stockholders' Equity -
                For the three-month periods ended March 31, 2004 and 2003      3

             Statements of Cash Flows -
                For the three-month periods ended March 31, 2004 and 2003      4

             Notes to the financial statements                                 5


     Item 2. Management's Discussion and Analysis of Financial Condition       8
             and Results of Operations


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      10


     Item 4.  Controls and Procedures                                         10


Part II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings                                               11

     Item 2.  Changes in Securities                                           11

     Item 3.  Defaults Upon Senior Securities                                 11

     Item 4.  Submission of Matters to a Vote of Security Holders.            11

     Item 5.  Other Information                                               11

     Item 6.  Exhibits and Reports on Form 8-K                                11




--------------------------------------------------------------------------------
This report contains certain forward-looking statements and information relating to NB Capital Corporation (the "Company" or "NB Capital") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.
--------------------------------------------------------------------------------

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of March 31, 2004, the Canadian dollar exchange rate was C$1.3113 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEETS


                                                                       March 31,          December 31,
                                                                         2004                 2003
(in thousand  of US dollars )                                        (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                           $                      $
Assets
       Cash and cash equivalents                                       61,300                 19,406
       Due from an affiliated company                                  10,873                 11,112
       Promissory notes                                               408,817                448,333
       Prepaid Expenses                                                    30                     28
       Accrued interest on cash equivalents                                 1                      5
------------------------------------------------------------------------------------------------------
                                                                      481,021                478,884
======================================================================================================


Liabilities
       Due to the parent company                                          391                    415
       Accounts payable                                                    30                     42
------------------------------------------------------------------------------------------------------
                                                                          421                    457
------------------------------------------------------------------------------------------------------

Stockholders' equity

       Capital stock and Additional paid-in capital                   476,764                476,764

       Retained earnings                                                3,836                  1,663
------------------------------------------------------------------------------------------------------
                                                                      480,600                478,427
------------------------------------------------------------------------------------------------------

                                                                      481,021                478,884
======================================================================================================


See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)


                                                                 Three-month periods ended
                                                                          March 31,
(in thousand of US dollars )                                         2004          2003
--------------------------------------------------------------------------------------------
                                                                     $               $
Revenue
         Interest income
              Cash equivalents                                        80              54
              Promissory  notes                                    8,805           9,577
--------------------------------------------------------------------------------------------
                                                                   8,885           9,631
--------------------------------------------------------------------------------------------


Expenses
         Servicing and advisory fees                                 391             368
         Legal and other professional fees                            54              66
--------------------------------------------------------------------------------------------
                                                                     445             434
--------------------------------------------------------------------------------------------

Net income                                                         8,440           9,197

Preferred stock dividends                                          6,267           6,267
--------------------------------------------------------------------------------------------
Income available to common stockholders                            2,173           2,930
============================================================================================

Weighted-average number of common shares outstanding                 100             100
--------------------------------------------------------------------------------------------
Earnings per common share - basic and diluted                         22              29
============================================================================================



See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)


                                                      Three-month periods ended
                                                                March 31,
(in thousand of US dollars )                             2004              2003
--------------------------------------------------------------------------------
                                                           $                 $

PREFERRED STOCK
         Balance, beginning and end of period               3                3
--------------------------------------------------------------------------------



COMMON STOCK AND PAID-IN CAPITAL
         Balance, beginning and end of period         476,761          476,761
--------------------------------------------------------------------------------



RETAINED EARNINGS
         Balance, beginning of period                   1,663            5,128
         Net income                                     8,440            9,197
         Preferred stock dividends                     (6,267)          (6,267)
--------------------------------------------------------------------------------
         Balance, end of period                         3,836            8,058
--------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                            480,600          484,822
================================================================================



See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                          Three-month periods ended
                                                                                  March 31,
(in thousand of US dollars )                                                2004               2003
-----------------------------------------------------------------------------------------------------
                                                                             $                  $
OPERATING ACTIVITIES

Net income                                                                  8,440              9,197
    Items not affecting cash resources
            Prepaid Expenses                                                   (2)                (1)
            Due from an affiliated company                                    238             (1,928)
            Due to the parent company                                         (24)                23
            Accounts payable                                                  (11)               (19)
            Accrued interest receivable on cash equivalents                     4                 (4)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   8,645              7,268


FINANCING ACTIVITIES

Dividends                                                                  (6,267)            (6,267)
-----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (6,267)            (6,267)
-----------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES

Investment in promissory notes                                                  0                  0
Repayments of promissory notes                                             39,516             33,621
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      39,516             33,621
-----------------------------------------------------------------------------------------------------


Cash and cash equivalents, beginning of period                             19,406              5,454
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   61,300             40,076
=====================================================================================================


See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004
(unaudited)
(in thousand of U.S. dollars)



1)   Incorporation and nature of operations

     NB Capital Corporation (the "Company") was incorporated in the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada, the Company's parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes ("Promissory notes") issued by NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

2)   Significant accounting policies

     Financial statements

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

     The interim financial statements for the three-month period are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's annual report filed on Form 10-K. The results of the interim financial statements may not be an indicator of the results anticipated in the full year.

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

     Per share data

     Basic and diluted earnings per share with respect to the Company for the three-month periods ended March 31, 2004 and 2003 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004
(unaudited)
(in thousand of U.S. dollars)


3)   Promissory notes

     The Company entered into loan agreements evidenced by Promissory notes with NB Finance, Ltd., an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

     The promissory notes have maturities ranging from April 2004 to December 2012, at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 8.32% per annum.

     These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

     Promissory notes as of December 31, 2003                       $  448,333
     Acquisitions
                                                                             -
     Principal repayments                                              (39,516)
     --------------------------------------------------------------------------
     Promissory notes as of March 31, 2004                          $  408,817
     --------------------------------------------------------------------------


     The scheduled principal repayments as of March 31, 2004 are as follows:

              2004       $72,095                  2009      $24,103
              2005       $64,507                  2010      $32,283
              2006      $132,275                  2011      $21,368
              2007        $9,115                  2012      $32,981
              2008       $20,090


4)   Transactions with an affiliated company

     During the three-month periods ended March 31, 2004 and March 31, 2003, the Company earned interest from NB Finance, Ltd. on the Promissory notes in the amount of $8,805 ($9,577 in 2003) (see Note 3).

     The amount of $10,873 due from an affiliated company as of March 31, 2004 and $11,112 as of December 31, 2003 represent interest and principal repayments due on the promissory notes.


5)   Transactions with the parent company

     The Company has entered into agreements with National Bank of Canada in relation to the administration of the Company's operations. The agreements are as follows:

     Advisory agreement

     In exchange for a fee equal to $100 per year (30$ per year in 2003), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2004 and March 31, 2003, fees of $25 (8$ in 2003) were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004
(unaudited)
(in thousand of U.S. dollars)


5)   Transactions with the parent company (continued)

     Servicing agreement

     National Bank of Canada services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

     The monthly fee equals to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2004 and March 31, 2003, the average outstanding balance of the collateralized mortgage loans were $529,266 and $562,248 respectively. During the three-month periods ended March 31, 2004 and March 31, 2003, fees of $366 and $360 respectively, were charged to the Company.

     Custodial agreement

     National Bank of Canada holds all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2004 and March 31, 2003, no fee was charged to the Company.


6)   Stockholders' equity
     (in U.S. Dollars)

     Common stock

     The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock as follows:

     o 100 shares have been authorized and issued to the National Bank of Canada.

     Preferred stock

     The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock as follows:

     o 300,000 shares have been authorized and issued as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States or in Canada, on or after September 3, 2002. These Series A shares are traded on the New York Stock Exchange in the form of Depository Shares, each representing a one-fortieth interest therein.

     o Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issue 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada.

     o 1,000 shares have been authorized and 110 shares have been issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holder's option on December 30, 2007 and every ten-year anniversary thereof.

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

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousand of U.S. dollars)

For the the three-month periods ended March 31, 2004 and March 31, 2003, the Company reported net income of $8,440 and $9,197 respectively. Revenues, which were comprised entirely of interest income, were $8,885 and $9,631 respectively, and expenses were $445 and $434, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended March 31, 2004 and the ninety-nine percent of revenues for the three-month period ended March 31, 2003 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company ("NB Finance"). The Mortgage Assets issued by NB Finance are collateralized by the "Mortgage Loans" that consist of fifty-nine pools of residential first mortgages insured by the Canada Mortgage and Housing
Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents.

Expenses for the three-month periods ended March 31, 2004 and 2003 totaled $445 and $434, respectively, of which $391 and $368, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company's direct parent (the "Bank") pursuant to the Servicing Agreement between the Bank and the Company (the "Servicing Agreement") and the Advisory Agreement between the Bank and the Company (the "Advisory Agreement"), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and other professional fees.

During the three-month period ended March 31, 2004, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267 compared to $6,267 for the three-month period ended March 31, 2003, on its Adjustable Rate Cumulative Senior Preferred Shares (the "Senior Preferred Shares") and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") and, accordingly, the Depository Shares. Such dividends were paid on March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company's revenues are derived from interest payments from the Mortgage Assets. As of March 31, 2004, $409 million of Mortgage Assets issued by NB Finance were collateralized by C$749 million ($511 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of March 31, 2004, the Company had cash equivalents of $61,300 representing 12.74% of total assets, compared to $19,406 representing 4.05% of total assets, as of December 31, 2003. The increase in liquidity is attributable to repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. While this continues to be the Company's investment policy, the Company maintains flexibility in this regard. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the market risk faced by the Company since December 31, 2003. For information regarding the Company's risk refer to the information under the caption `Disclosure About Market Risk' under this item and to the Company's 2003 Form 10-K.

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


ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission"s rules and forms.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. The Company is not currently involved in, nor to the Company's knowledge, currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       Exhibit No.       Description
       -----------       -----------
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

                                         NB CAPITAL CORPORATION


Date May 17, 2004                        /s/ Serge Lacroix
                                         ---------------------------------------
                                         Serge Lacroix
                                         Chairman of the Board and President



Date May 17, 2004                        /s/ Jean Dagenais
                                         ---------------------------------------
                                         Jean Dagenais
                                         Chief Financial Officer