Form 10-Q
period 2004-06-30
NB CAPITAL CORP
filed 2004-08-13
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock par value $0.01 per share	Outstanding at August 12, 2004 100

NB CAPITAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

(in thousands of US dollars)	June 30, 2004 Unaudited	December 31, 2003

Assets	$	$
Current
Cash and cash equivalents	55,735	19,406
Due from an affiliated company	13,984	11,112
Accrued interest on cash equivalents	0	5
Prepaid expenses	16	28
Promissory notes - current portion	69,097	87,511

	138,832	118,062

Promissory notes	344,804	360,822

	483,636	478,884

Liabilities
Current
Due to the parent company	391	415
Accounts payable	37	42

	428	457

Stockholders' equity
Capital stock and Additional paid-in capital	476,764	476,764
Retained earnings	6,444	1,663

	483,208	478,427

	483,636	478,884

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

	Three-months periods ended June 30,		Six-months periods ended June 30,
(in thousands of US dollars)	2004	2003	2004	2003

	$	$	$	$
Revenue
Interest income
Cash equivalents	83	116	163	170
Promissory notes	9,257	9,556	18,062	19,132

	9,340	9,672	18,225	19,302

Expenses
Servicing and advisory fees	391	390	782	758
Legal and other professional fees	74	64	128	129

	465	454	910	887

Net income	8,875	9,218	17,315	18,415

Preferred stock dividends	6,267	6,267	12,534	12,534

Income available to common stockholders	2,608	2,951	4,781	5,881

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	26	30	48	59

See accompanying notes to financial statements

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

	Three-months periods ended June 30,		Six-months periods ended June 30,
(in thousands of US dollars)	2004	2003	2004	2003

PREFERRED STOCK	$	$	$	$
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	3,836	8,058	1,663	5,128
Net income	8,875	9,218	17,315	18,415
Preferred stock dividends	(6,267)	(6,267)	(12,534)	(12,534)

Balance, end of period	6,444	11,009	6,444	11,009

TOTAL STOCKHOLDERS' EQUITY	483,208	487,773	483,208	487,773

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Six-month periods ended June 30,
(in thousands of US dollars)	2004	2003

OPERATING ACTIVITIES

Net income	17,315	18,415
Items not affecting cash resources
Prepaid expenses	12	0
Due from an affiliated company	(2,872)	(9,960)
Due to the parent company	(24)	45
Accounts payable	(5)	(19)
Accrued interest receivable on cash equivalents	5	(3)

Net cash provided by operating activities	14,431	8,478

FINANCING ACTIVITIES

Dividends	(12,534)	(12,534)

Net cash used in financing activities	(12,534)	(12,534)

INVESTING ACTIVITIES

Investment in promissory notes	(76,053)	(70,420)
Repayments of promissory notes	110,485	94,607

Net cash used in investing activities	34,432	24,187

Cash and cash equivalents, beginning of period	19,406	5,454

Cash and cash equivalents, end of period	55,735	25,585

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004
(unaudited)
(in thousand of U.S. dollars)

1)	Incorporation and nature of operations

NB Capital Corporation (the “Company”) was incorporated in the State of Maryland on August 20, 1997. The Company’s principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada, the Company’s parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes (“Promissory notes”) issued by NB Finance, Ltd. (“NB Finance”), a wholly-owned subsidiary of National Bank of Canada (the “Bank”).

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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2004 and 2003 are computed based upon the weighted average number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004
(unaudited)
(in thousand of U.S. dollars)

3)	Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The Promissory notes have maturities ranging from July 2004 to December 2012, at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 8.44% per annum.

The fair value of the Promissory notes as at June 30, 2004 is $438,145. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2003	$ 448,333
Acquisitions	76,053
Principal repayments	(110,485)

Promissory notes as of June 30, 2004	$ 413,901

The scheduled principal repayments on a year end basis as of June 30, 2004 are as follows:

2004	$ 43,045	2009	$23,634
2005	$ 57,553	2010	$46,010
2006	$118,418	2011	$65,315
2007	$ 10,037	2012	$30,238
2008	$ 19,651

4)	Transactions with an affiliated company

During the three-month and six-month periods ended June 30, 2004 and June 30, 2003, the Company earned interest from NB Finance on the Promissory notes in the amount of $9,257 ($9,556 in 2003) and $18,062 (19,132 in 2003) respectively (see Note 3).

The amount of $13,984 due from an affiliated company as of June 30, 2004 and $11,112 as of December 31, 2003 represent interest and principal repayments due on the promissory notes.

5)	Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100 per year ($30 per year in 2003), payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and six-month periods ended June 30, 2004 and June 30, 2003, fees of $25 ($8 in 2003) and $50 ($15 in 2003) were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004
(unaudited)
(in thousand of U.S. dollars)

5)	Transactions with the parent company (continued)

Servicing agreement

The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the six-month periods ended June 30, 2004 and June 30, 2003, the average outstanding balance of the collateralized mortgage loans were $539,361 and $559,682 respectively. During the three-month and six-month periods ended June 30, 2004 and June 30, 2003, fees of $366 ($383 in 2003) and $732 ($744 in 2003) respectively, were charged to the Company.

Custodial agreement

The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and six-month periods ended June 30, 2004 and June 30, 2003, no fee was charged to the Company for custodial services.

6)	Stockholders’ equity (in U.S. Dollars)

Common stock

The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock. To date:

•	100 shares have been authorized and issued to the Bank.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. To date:

•	300,000 shares of preferred stock have been authorized and issued as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company’s option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States or in Canada, on or after September 3, 2002. These Series A shares are traded on the New York Stock Exchange in the form of Depository Shares, each representing a one-fortieth interest therein.

•	Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issue 8.45% Non-cumulative First Preferred Share, Series Z, of the Bank.

•	1,000 shares have been authorized and 110 shares have been issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-cumulative Exchangeable Preferred Stock, Series A, with a liquidation value of $3,000 per share, redeemable at the Company’s option at any time and retractable at the holder’s option on December 30, 2007 and every ten-year anniversary thereof.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the second quarter and six-months ended June 30, 2004, compared to the same periods in 2003. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Results of operations
(in thousand of U.S. dollars)

For the the three-month periods ended June 30, 2004 and June 30, 2003, the Company reported net income of $8,875 and $9,218 respectively. Revenues, which were comprised entirely of interest income, were $9,340 and $9,672 respectively, and expenses were $465 and $454, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended June 30, 2004 and the ninety-nine percent of revenues for the three-month period ended June 30, 2003 were derived from the Mortgage Assets issued by NB Finance, Ltd., an affiliated company (“NB Finance”). The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of sixty-three pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents. The decrease in revenues for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 is mainly attributable to the decline in the average outstanding balance of the Mortgage Assets. The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended June 30, 2004 and 2003 totaled $465 and $454, respectively, of which $391 and $390, respectively, represent servicing and advisory fees paid to National Bank of Canada, the Company’s direct parent (the “Bank”) pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and other professional fees.

During the three-month period ended June 30, 2004, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267 compared to $6,267 for the three-month period ended June 30, 2003, on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on June 30, 2004.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of June 30, 2004, $414 million of Mortgage Assets issued by NB Finance were collateralized by C$747 million ($517 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of June 30, 2004, the Company had cash equivalents of $55,735 representing 11.52% of total assets, compared to $19,406 representing 4.05% of total assets, as of December 31, 2003. The increase in liquidity is attributable to repayment of Mortgage Assets. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. The Company expects to make an investment in Mortgage Assets in August 2004, in its normal course of business.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the market risk faced by the Company since December 31, 2003. For information regarding the Company’s risk refer to the information under the caption ‘Disclosure About Market Risk’ under this item and to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Disclosure About Market Risk

Any market risk to which the Company would be exposed would result from fluctuations in interest rates that would affect the interest payments received by the Company in respect of the Mortgage Assets issued by NB Finance. Since the Mortgage Assets are significantly overcollateralized by the Mortgage Loans, the Company believes that interest rate fluctuations should not present significant market risk. The Company expects that the interest and principal generated by the Mortgage Loans should enable full payment by NB Finance of all of its obligations as they become due.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

11	Computation of Earnings Per Share

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date August 12, 2004	/s/ Serge Lacroix Serge Lacroix Chairman of the Board and President

Date August 12, 2004	/s/ Jean Dagenais Jean Dagenais Chief Financial Officer