Form 10-Q/A
period 2004-06-30
NB CAPITAL CORP
filed 2004-08-16
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

EXPLANATORY NOTE

By this Amendment to its Form 10-Q filed on August 13, 2004, the Registrant is correcting the inadvertent omission of certain text on page -i- of its Quarterly Report on Form 10-Q.

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. As of June 30, 2004, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.3338 = $1.00 and certain amounts stated herein reflect such exchange rate.

-i-

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

11*	Computation of Earnings Per Share

31.1*	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

_________________

*    Previously filed.

(b)	Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date August 16, 2004	/s/ Serge Lacroix Serge Lacroix Chairman of the Board and President

Date August 16, 2004	/s/ Jean Dagenais Jean Dagenais Chief Financial Officer