Form 10-Q
period 2004-09-30
NB CAPITAL CORP
filed 2004-11-10
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock par value $0.01 per share	Outstanding at November 14, 2004 100

NB CAPITAL CORPORATION

This report contains certain forward-looking statements and information relating to NB Capital Corporation (the “Company”) that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company’s management with respect to future events and the Company’s future performance and are subject to certain risks, uncertainties and assumptions. Should management’s current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

References to $ are to United States dollars; references to C$ are to Canadian dollars. On September 30, 2004, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.2616 = $1.00 and certain amounts stated herein reflect such exchange rate.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

(in thousands of US dollars)	September 30, 2004 (Unaudited)	December 31, 2003

Assets	$	$

Current
Cash and cash equivalents	18,845	19,406
Due from an affiliated company	10,458	11,112
Accrued interest on cash equivalents	1	5
Prepaid expenses	45	28
Promissory notes - current portion	61,625	87,511

	90,974	118,062

Promissory notes	395,156	360,822

	486,130	478,884

Liabilities

Current
Due to the parent company	402	415
Accounts payable	45	42

	447	457

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	8,919	1,663

	485,683	478,427

	486,130	478,884

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)	Three-months periods ended September 30,		Nine-months periods ended September 30,
(in thousands of US dollars)	2004	2003	2004	2003

Revenue
Interest income
Cash equivalents	108	128	271	298
Promissory notes	9,119	8,755	27,181	27,888

	9,227	8,883	27,452	28,186

Expenses
Servicing and advisory fees	402	354	1,184	1,112
Legal and other professional fees	83	49	211	179

	485	403	1,395	1,291

Net income	8,742	8,480	26,057	26,895

Preferred stock dividends	6,267	6,267	18,801	18,801

Income available to common stockholders	2,475	2,213	7,256	8,094

Number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	25	22	73	81

See accompanying notes to financial statements

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)	Three-months periods ended September 30,		Nine-months periods ended September 30,
(in thousands of US dollars)	2004	2003	2004	2003

PREFERRED STOCK	$	$	$	$
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	6,444	11,009	1,663	5,128
Net income	8,742	8,480	26,057	26,895
Preferred stock dividends	(6,267)	(6,267)	(18,801)	(18,801)

Balance, end of period	8,919	13,222	8,919	13,222

TOTAL STOCKHOLDERS' EQUITY	485,683	489,986	485,683	489,986

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)	Nine-month periods ended September 30,
(in thousands of US dollars)	2004	2003

OPERATING ACTIVITIES

Net income	26,057	26,895
Item not affecting cash resources :
Prepaid expenses	(17)	0
Due from an affiliated company	654	(3,720)
Due to the parent company	(13)	9
Accounts payable	3	17
Accrued interest receivable on cash equivalents	4	(4)

Net cash provided by operating activities	26,688	23,197

FINANCING ACTIVITIES

Dividends	(18,801)	(18,801)

Net cash used in financing activities	(18,801)	(18,801)

INVESTING ACTIVITIES

Investment in promissory notes	(170,613)	(70,420)
Repayments of promissory notes	162,165	152,167

Net cash used in investing activities	(8,448)	81,747

Cash and cash equivalents, beginning of period	19,406	5,454

Cash and cash equivalents, end of period	18,845	91,597

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2004
(unaudited)
(in thousand of U.S. dollars)

1)	Incorporation and nature of operations

NB Capital Corporation (the “Company”) was incorporated under the laws of the State of Maryland on August 20, 1997. The Company’s principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through a Prospectus dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada (the “Bank”), the Company’s parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes (“Promissory notes”) issued by NB Finance, Ltd. (“NB Finance”), a wholly-owned subsidiary of the Bank.

2)	Significant accounting policies

Financial statements

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

The interim financial statements for the three-month and nine-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report for the year ended December 31, 2003 filed on Form 10-K. The interim financial statements may not be an indicator of the results anticipated in the full year.

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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and nine-month periods ended September 30, 2004 and 2003 are computed based on the number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2004
(unaudited)
(in thousand of U.S. dollars)

Interest on Promissory notes and cash equivalents

Interest income on the Promissory notes and cash equivalents is accrued using the simple interest method based on the amount of principle outstanding. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

3)	Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The Promissory notes have maturities ranging from November 2004 to December 2012, at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 8.21% per annum.

The fair value of the Promissory notes as at September 30, 2004 is $481,922. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2003	$ 448,333
Acquisitions	170,613
Principal repayments	(162,165)

Promissory notes as of September 30, 2004	$ 456,781

The scheduled principal repayments on a year end basis as of September 30, 2004 are as follows:

2004	$ 21,492	2009	$42,579
2005	$ 56,258	2010	$53,499
2006	$111,613	2011	$74,240
2007	$ 32,106	2012	$32,925
2008	$ 32,069

4)	Transactions with an affiliated company

During the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, the Company earned interest from NB Finance, on the Promissory notes in the amount of $9,119 ($8,755 in 2003) and $27,181 (27,888 in 2003) respectively (see Note 3).

The amount of $10,458 due from NB Finance as of September 30, 2004 and $11,112 as of December 31, 2003 represents interest and principal repayments due on the promissory notes.

5)	Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100 per year ($30 per year in 2003), payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, fees of $25 ($8 in 2003) and $75 ($23 in 2003) were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2004
(unaudited)
(in thousand of U.S. dollars)

5)	Transactions with the parent company (continued)

Servicing agreement

The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the nine-month periods ended September 30, 2004 and September 30, 2003, the average outstanding balance of the collateralized mortgage loans were $543,160 and $541,889 respectively. During the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, fees of $377 ($347 in 2003) and $1,109 ($1,091 in 2003) respectively, were charged to the Company.

Custodial agreement

The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, no fee was charged to the Company for custodial services.

6)	Stockholders’equity (in U.S. Dollars)

Common stock

The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock. To date:

•	100 shares have been authorized and issued to the Bank.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. To date:

•	300,000 shares of preferred stock have been authorized and issued as 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (“Series A Preferred Shares”), non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company’s option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States or in Canada, on or after September 3, 2002. These Series A Preferred Shares are traded on the New York Stock Exchange in the form of Depository Shares, each Depository Share representing a one-fortieth interest therein.

•	Each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issue 8.45% Non-cumulative First Preferred Share, Series Z, of the Bank.

•	1,000 shares of preferred stock have been authorized (110 issued) as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the Series A Preferred Shares with a liquidation value of $3,000 per share, redeemable at the Company’s option at any time and retractable at the holder’s option on December 30, 2007 and every ten-year anniversary thereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the third quarter and nine-months ended September 30, 2004, compared to the same periods in 2003. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Results of operations
(in thousand of U.S. dollars)

For the three-month periods ended September 30, 2004 and September 30, 2003, the Company reported net income of $8,742 and $8,480 respectively. Revenues, which were comprised entirely of interest income, were $9,227 and $8,883 respectively, and expenses were $485 and $403, respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended September 30, 2004 and ninety-nine percent of revenues for the three-month period ended September 30, 2003 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of seventy pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents. The increase in revenues for the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003 is mainly attributable to the increase in the average outstanding balance of the Mortgage Assets from $506,304 in 2003 to $550,758 in 2004. The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended September 30, 2004 and 2003 totaled $485 and $403, respectively, of which $402 and $354, respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and other professional fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

During the three-month period ended September 30, 2004, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,267 compared to $6,267 for the three-month period ended September 30, 2003, on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on September 30, 2004.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of September 30, 2004, $457 million of Mortgage Assets issued by NB Finance were collateralized by C$806 million ($571 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of September 30, 2004, the Company had cash equivalents of $18,845 representing 3.88% of total assets, compared to $19,406 representing 4.05% of total assets, as of December 31, 2003. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. The Company expects to make an investment in Mortgage Assets in January 2005, in its normal course of business.

While this continues to be the Company’s investment policy, the Company maintains flexibility in this regard. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

The Company’s principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay legal and professional fees and expenses of advisors, if any.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the market risks faced by the Company since December 31, 2003. For information regarding the Company’s risks refer to the information under the caption ‘Disclosure About Market Risk’ below and to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. The Company is not currently involved in nor, to the Company’s knowledge, currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

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

NB CAPITAL CORPORATION

Date November 9, 2004	/s/ Serge Lacroix Serge Lacroix Chairman of the Board and President

Date November 9, 2004	/s/ Jean Dagenais Jean Dagenais Chief Financial Officer