Form 10-Q/A
period 2004-09-30
NB CAPITAL CORP
filed 2004-11-12
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-2063921 (I.R.S. Employer Identification No.)

125 West 55th Street, New York, New York (Address of Principal Executive Offices)	10019 (Zip Code)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q is to correct typographical errors in original filing.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

(in thousand of US dollars)	September 30, 2004 (Unaudited)	December 31, 2003

Assets	$	$

Current
Cash and cash equivalents	18,845	19,406
Due from an affiliated company	10,458	11,112
Accrued interest on cash equivalents	1	5
Prepaid expenses	45	28
Promissory notes - current portion	61,625	87,511

	90,974	118,062

Promissory notes	395,156	360,822

	486,130	478,884

Liabilities

Current
Due to the parent company	402	415
Accounts payable	45	42

	447	457

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	8,919	1,663

	485,683	478,427

	486,130	478,884

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)	Three-month periods ended September 30,		Nine-month periods ended September 30,

(in thousand of US dollars, except per share amounts)	2004	2003	2004	2003

Revenue	$	$	$	$
Interest income
Cash equivalents	108	128	271	298
Promissory notes	9,119	8,755	27,181	27,888

	9,227	8,883	27,452	28,186

Expenses
Servicing and advisory fees	402	354	1,184	1,112
Legal and other professional fees	83	49	211	179

	485	403	1,395	1,291

Net income	8,742	8,480	26,057	26,895

Preferred stock dividends	6,267	6,267	18,801	18,801

Income available to common stockholders	2,475	2,213	7,256	8,094

Number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	25	22	73	81

See accompanying notes to financial statements

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)	Three-month periods ended September 30,		Nine-month periods ended September 30,

(in thousand of US dollars)	2004	2003	2004	2003

PREFERRED STOCK	$	$	$	$
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	6,444	11,009	1,663	5,128
Net income	8,742	8,480	26,057	26,895
Preferred stock dividends	(6,267)	(6,267)	(18,801)	(18,801)

Balance, end of period	8,919	13,222	8,919	13,222

TOTAL STOCKHOLDERS' EQUITY	485,683	489,986	485,683	489,986

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)	Nine-month periods ended September 30,

(in thousand of US dollars)	2004	2003

OPERATING ACTIVITIES	$	$

Net income	26,057	26,895
Item not affecting cash resources :
Prepaid expenses	(17)	0
Due from an affiliated company	654	(3,720)
Due to the parent company	(13)	9
Accounts payable	3	17
Accrued interest receivable on cash equivalents	4	(4)

Net cash provided by operating activities	26,688	23,197

FINANCING ACTIVITIES

Dividends	(18,801)	(18,801)

Net cash used in financing activities	(18,801)	(18,801)

INVESTING ACTIVITIES

Investment in promissory notes	(170,613)	(70,420)
Repayments of promissory notes	162,165	152,167

Net cash used in investing activities	(8,448)	81,747

Cash and cash equivalents, beginning of period	19,406	5,454

Cash and cash equivalents, end of period	18,845	91,597

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

NB CAPITAL CORPORATION

Date November 12, 2004	/s/ Serge Lacroix Serge Lacroix Chairman of the Board and President

Date November 12, 2004	/s/ Jean Dagenais Jean Dagenais Chief Financial Officer