Form 10-K
period 2004-12-31
NB CAPITAL CORP
filed 2005-03-31
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2063921 (I.R.S. Employer Identification No.)

65 East 55TH Street, 31st Floor New York, New York (Address of principal executive offices)	10022 (Zip code)

Registrant's telephone number, including area code: (212) 632-8697

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

8.35% Noncumulative Exchangeable Preferred Stock, Series A, par value $ .01 per share, traded in the form of Depository Shares, each representing a one-fortieth interest therein

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]     No [X]

        As of December 31, 2004, all Common Stock, par value $ .01 per share, was held by an affiliate.

        As of December 31, 2004, the number of shares of Common Stock outstanding was 100.

Documents Incorporated by reference:

None

FORWARD-LOOKING STATEMENTS

        From time to time, NB Capital Corporation (the “Company” or “NB Capital”) makes written and oral forward-looking statements, included in this 10-K report for filling with the U.S. Securities and Exchange Commission, in reports to shareholders, in press releases and in other communications. All such statements are made pursuant to the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the economy, market changes, the achievement of strategic objectives, certain risks as well as statements with respect to our beliefs, plans, expectations, anticipations, estimates and intentions. These forward-looking statements are typically identified by the words “may,” “could,” “should,” “would,” “suspect,” “outlook,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and words and expressions of similar import.

        By their very nature, such forward-looking statements require us to make assumptions and involve inherent risks and uncertainties, both general and specific. There is significant risk that express or implied projections contained in such statements will not materialize or will not be accurate. A number of factors could cause actual future results, conditions, actions or events to differ materially from the targets, expectations, estimates or intentions expressed in the forward-looking statements. Such differences may be caused by factors, many of which are beyond the Company’s control, which include, but are not limited to, changes in North American and/or global economic and financial conditions (particularly fluctuations in interest rates, currencies and other financial instruments), liquidity, market trends, regulatory developments and competition in geographic areas where the Company operates, technological changes, the possible impact on our businesses of international conflicts and other developments including those relating to the war on terrorism and the Company’s anticipation of and success in managing the risks implied by the foregoing.

        The Company cautions that the foregoing list of important factors is not exhaustive. Investors and others who base themselves on the Company’s forward-looking statements should carefully consider the above factors as well as the uncertainties they represent and the risk they entail. The Company therefore cautions readers not to place undue reliance on these forward-looking statements. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.

EXCHANGE RATE

        References to $ are to United States dollars; references to C$ are to Canadian dollars. As of December 31, 2004, the Canadian dollar exchange rate was C$1.2020 = $1.00 and certain amounts stated herein reflect such exchange rate. The exchange rate was obtained from the Bank of Canada.

PART I

ITEM 1: BUSINESS

General

        On August 20, 1997, NB Capital Corporation (the “Company”) was incorporated under the laws of the State of Maryland for the purposes of providing U.S. investors with the opportunity to invest in Canadian residential mortgages and other real estate assets. The Company began operations on September 3, 1997 with the consummation of an offering of 300,000 shares of its 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”). The Series A Preferred Shares trade on the New York Stock Exchange in the form of Depository Shares, each representing a one-fortieth interest in a Series A Preferred Share (the “Depository Shares”). National Bank of Canada (the “Bank”) owns all of the Company’s issued and outstanding common stock, par value $.01 per share (the “Common Stock”). Accordingly, the Company is a wholly owned subsidiary of the Bank.

        The Company’s principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property (“Mortgage Assets”) as well as certain other qualifying real estate investment trust (“REIT”) assets. The Mortgage Assets currently consist of 67 “hypothecation” loans issued to the Company by NB Finance, Ltd. (“NB Finance”), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the “Mortgage Loans”. Hypothecation loans are loans secured by the pledge of mortgages as security therefore. The Mortgage Loans consist of 67 pools of, at December 31, 2004, an aggregate 12,971 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada (“CMHC”), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

        The Bank administers the day-to-day operations of the Company pursuant to an Advisory Agreement, dated September 3, 1997, between the Bank and the Company (the “Advisory Agreement”). The Bank also services the Mortgage Loans pursuant to a Servicing Agreement, dated September 3, 1997, between the Bank and NB Finance (the “Servicing Agreement”). Pursuant to an Assignment Agreement, NB Finance has assigned to the Company all of its right, title and interest in the Servicing Agreement.

        In order to preserve the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), substantially all of the assets of the Company consist of the Mortgage Assets issued by NB Finance and other real estate assets that are of the type set forth in Section 856(c)(6)(B) of the Code.

        For information regarding the Company’s revenue and operating profit, see the Company’s financial statements, beginning on page F-1.

Automatic Exchange

        Each Series A Preferred Share will be exchanged automatically for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank (a “Bank Preferred Share”): (i) immediately prior to such time, if any, at which the Bank fails to declare and pay or set aside for payment when due on any dividend on any issue of its cumulative First Preferred Shares or the Bank fails to pay or set aside for payment when due any declared dividend on any of its non-cumulative First Preferred Shares, (ii) in the event that the Bank has a Tier 1 risk-based capital ratio of less than 4.0% or a total risk-based capital ratio of less than 8.0%, (iii) in the event that the Superintendent of Financial Institutions Canada (the “Superintendent”) takes control of the Bank pursuant to the Bank Act (Canada), as amended (the “Bank Act”), or proceedings are commenced for the winding-up of the Bank pursuant to the Winding-up and Restructuring Act (Canada), or (iv) in the event that the Superintendent, by order, directs the Bank to act pursuant to subsection 485(3) of the Bank Act and the Bank elects to cause the exchange (each, an “Exchange Event”). Upon an Exchange Event, the holders of the Series A Preferred Shares shall be unconditionally obligated to surrender to the Bank the certificates representing the Series A Preferred Share held by such holder, and the Bank shall be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing one Bank Preferred Share.

        The Automatic Exchange shall occur as of 8:00 a.m. Eastern Time on the date for such exchange set forth in the requirements of the Superintendent or, if such date is not set forth in such requirements as of 8:00 a.m. on the earliest possible date such exchange could occur consistent with such requirements (the “Time of Exchange”), as evidenced by the issuance by the Bank of a press release prior to such time. As of the Time of Exchange, all of the Series A Preferred Shares will be deemed canceled without any further action by the Company, all rights of the holders of the Series A Preferred Shares as stockholders of the Company will cease, and such persons shall thereupon and thereafter be deemed to be and shall be for all purposes holders of Bank Preferred Shares. The Company will mail notice of the occurrence of an Exchange Event to each holder of the Series A Preferred Shares within 30 days of such event, and the Bank will deliver to each such holder certificates for the Bank Preferred Shares upon surrender of such holder’s certificates for the Series A Preferred Shares. The charter provides that, immediately after the delivery of such notice, the existence of the Company shall terminate and the Company will be liquidated and its affairs wound up in accordance with the procedures of the Maryland General Corporation Law relating to forfeiture of the charter of a corporation and expiration of corporate existence. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing the Series A Preferred Shares shall be deemed for all purposes to represent the Bank Preferred Shares. Once an Exchange Event occurs, no action will be required to be taken by holders of the Series A Preferred Shares, by the Bank or by the Company in order to effect an automatic exchange as of the Time of Exchange.

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

Advisory Agreement

        The Company entered into the Advisory Agreement with the Bank to administer the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of, Mortgage Assets held by the Company, (iii) holding documents relating to the Company’s Mortgage Assets as custodian, (iv) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (v) maintaining its status as a lender approved by the Canadian National Housing Act (an “NHA-Approved Lender”). As long as any Series A Preferred Shares and, accordingly, any Depository Shares remain outstanding, the Company may not renew, terminate, or modify the Advisory Agreement without the approval of a majority of the Board of Directors of the Company (the “Board of Directors”) as well as of a majority of the Independent Directors. An “Independent Director” is a Director meeting the criteria specified in 10A-3 of the Securities Exchange Act of 1934. The Bank may, with the approval of a majority of the Board of Directors as well as a majority of the Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to one or more related or unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from any of its obligations under the Advisory Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Advisory Agreement.

        The Advisory Agreement had an initial term of one year, and has been renewed seven times for additional one-year periods. The last renewal was dated November 3, 2004 and it’s expiration date is November 3, 2005. The advisory fee was revised from $30,000 to $100,000 for 2004 fiscal year. The Company may terminate the Advisory Agreement at any time upon 60 days’ prior written notice. As long as any of the Series A Preferred Shares or Depository Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank received an advisory fee equal to $100,000 for fiscal year 2004 and is entitled to receive $100,000 for fiscal year 2005, payable in equal quarterly installments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depository Shares.

Servicing Agreement

        The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances (in CDN$) of the loans serviced.

        The Servicing Agreement, put in place on September 3, 1997, had an initial term of one year, and has been renewed seven times for additional one-year periods. The last renewal was made on May 5, 2004 for a one-year period ending on June 28, 2005. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

        The Bank is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Bank is required to make advances of taxes and required insurance premiums that are not collected from mortgagors with respect to any Mortgage Loan serviced by it, unless it determines that such advances are non recoverable from the mortgagor, insurance proceeds or other sources with respect to such Mortgage Loan. If such advances are made, the Bank generally will be reimbursed prior to the Company being reimbursed out of the payments with respect to such Mortgage Loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted Mortgage Loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to the Company for any loss suffered as a result of the Bank’s failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank which cause the policies to be canceled by the insurer. Subject to approval by the Company, the Bank may institute foreclosure proceedings, exercise any power of sale contained in any Mortgage Loan or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Mortgage Loan by operation of law or otherwise in accordance with the terms of the Servicing Agreement. The Bank does not, however, have the authority to enter into contracts in the name of the Company.

        The Company may terminate the Servicing Agreement upon the occurrence of one or more events specified in the Servicing Agreement. Such events relate generally to the Bank’s proper and timely performance of its duties and obligations under the Servicing Agreement. In addition, the Company may also terminate the Servicing Agreement without cause upon 60 days’ notice and payment of a termination fee.  The termination fee will be based on the aggregate outstanding principal amount of the Mortgage Loans then serviced under the Servicing Agreement.

        As is customary in the mortgage loan servicing industry, the Bank is entitled to retain any late payment charges, penalties and assumption fees collected in connection with the Mortgage Loans serviced by it. The Bank will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance (15th calendar day) to the Company and, to the extent permitted by law, from interest earned on tax and insurance impound funds with respect to Mortgage Loans serviced by it.

        When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Bank generally will enforce any “due-on-sale” clause contained in the Mortgage Loan, to the extent permitted under applicable law and governmental regulations. A “due-on-sale” clause states that the Mortgage loan must be paid when the mortgaged property is sold. The terms of a particular Mortgage Loan or applicable law, however, may provide that the Bank is prohibited from exercising the “due-on-sale” clause under certain circumstances related to the security underlying the Mortgage Loan and the buyer’s ability to fulfill the obligations thereunder. Upon any assumption of a Mortgage Loan by a transferee, a nominal fee is typically required, which sum will be retained by the Bank as additional servicing compensation.

Investment Policy

        The Company’s principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company’s current investment policy is to invest at least 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2004, Mortgage Assets issued by NB Finance comprised 85.80% of the Company’s portfolio.

        The Company expects to continue to follow the foregoing investment policy approved at the Board on December 6, 2000. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company’s stockholders. All investments will be made primarily for income.

Description of the Mortgage Assets

        The Mortgage Assets issued by NB Finance are comprised of 67 hypothecation loans issued by NB Finance to the Company. As of December 31, 2004, the principal amount of the Mortgage Assets was approximately $410 million. Each of the 67 hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2004, the Mortgage Loans were comprised of, in the aggregate, 12,971 Mortgage Loans in an aggregate amount of approximately C$721 million ($600 million). The value of each pool of Mortgage Loans comprising the Mortgage Assets exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are overcollateralized by the Mortgage Loans. The aggregate amount of such overcollateralization is, as of December 31, 2004, $190 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

        Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2005 to December 2012. The Mortgage Assets pay interest at rates ranging from 5.49% to 10.21%, with a weighted-average rate of approximately 8.19% per annum.

        Payments of interest are made monthly out of payments on the Mortgage Loans. Pursuant to an agreement between the Company and NB Finance (the “Mortgage Loan Assignment Agreement”), dated September 3, 1997, the Company receives all scheduled payments made on the Mortgage Loans, retains a portion of any such payments equal to the amount due and payable on the Mortgage Assets issued by NB Finance and remits the balance, if any, to NB Finance. The Company also retains a portion of any prepayments of principal in respect of the Mortgage Loans equal to the proportion of such prepayments that the outstanding principal amount of the Mortgage Loan bears to the outstanding principal amount of the Mortgage Assets issued by NB Finance, which amount would be applied to reduce the outstanding principal amount of the Mortgage Assets issued by NB Finance. Repayment of the Mortgage Assets issued by NB Finance is secured by an assignment of the Mortgage Loans to the Company pursuant to the Mortgage Loan Assignment Agreement, which is governed by the laws of Bermuda.

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

Description of the Mortgage Loans

        All of the Mortgage Loans were originated in accordance with underwriting policies customarily employed by the Bank, or with underwriting policies acceptable to the Bank. With respect to its underwriting policies, the Bank will not make any residential mortgage loans that exceed a loan to value ratio of 75% unless such loan is insured. If the residential mortgage loan is CMHC-insured (i) a cash down payment of between 5% and 24.9% is required, (ii) the monthly payment for capital, interest, taxes and heating must not exceed 32% of the gross monthly revenue of the borrower and (iii) the monthly payment for capital, interest, taxes, heating and all other monthly payments (including, without limitation, personal loans, lease payments and credit card debt service) must not exceed 40% of the net monthly revenue of the borrower. Additionally, for all mortgage loans, an external credit check must be positive. When a loan is insured, an additional amount may be added to the principal amount of the mortgage loan representing the premium related thereto. The premium rates vary in accordance with the principal amount of the loan. Generally, the greater the loan to value ratio, the greater the premium rate. As is generally the case in the Canadian residential mortgage business, such underwriting policies are derived from CMHC — approved underwriting criteria.

        As a CMHC — approved lender, the Bank has access to the National Housing Act mortgage insurance program. All of the Mortgage Loans are insured by CMHC pursuant to that program. The bulk of those loans were insured at origination. Whether a loan is insured at origination or through the CMHC portfolio insurance program, the insurance is valid until the expiration of the loan.

        All of the Mortgage Loans are balloon mortgages. This means that the Mortgage Loans do not provide for the amortization of the principal balance thereof equally over their term to maturity: thus, a principal payment equal to the original balance less any principal amount paid will be due on each Mortgage Loan at maturity. Balloon mortgages are the most prevalent type of mortgage offered by Canadian mortgage lenders. At the expiration of the term, the mortgage is generally renewed, based on then current market conditions, for a new term. Although the Bank offers terms varying from 3 months to 10 years, terms exceeding 5 years are relatively rare. Moreover, although the Bank offers monthly, semi-monthly and weekly pay mortgages, the majority of the Mortgage Loans are monthly pay mortgages. In general, loans are amortized over a period not exceeding 25 years.

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

Tax Status

        The Company elected to be taxable as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be liable for United States federal income tax to the extent that it distributes its income to the holders of its Common Stock and its preferred stock, including the Series A Preferred Shares and, accordingly, Depository Shares, and maintains its qualification as a REIT.

        As a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its “REIT taxable income”. REIT taxable income is essentially taxable income, as determined in accordance with the Code, with certain adjustments. The most significant of such adjustments are (i) no deduction is allowed for dividends received, (ii) a deduction is allowed for dividends paid (other than the portion of any dividend attributable to net income from foreclosure property) and for taxes imposed for failing to satisfy certain statutory REIT requirements, and (iii) net income from foreclosure property and net income derived from prohibited transactions is excluded from the determination.

Employees

        The Company has nine employees whose salaries are covered by the Advisory Agreement. The Company does not anticipate that it will require any additional employees because the Company retains the Bank to perform certain functions pursuant to the Advisory Agreement. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and of any of the Bank’s affiliates.

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

        As of October 31, 2004, the Bank held more than C$19.5 billion of residential mortgage assets. Slightly more than 75.5% of such mortgages were located in Quebec, the Bank’s principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). According to the Bank’s economics and strategy department, the market share of the Bank for such mortgages in Quebec is approximately 15.6% compared with a significantly greater market share for Caisses Populaires Desjardins.

ITEM 2: PROPERTIES

        The principal executive offices of the Company were located in the U.S. branch office of the Bank at 125 West 55th Street, New York, New York 10019 on December 31, 2004. The Company moved its principal executive office to 65 East 55th Street, New York, New York 10022 on March 14, 2005. The Company neither owns nor leases any properties.

ITEM 3: LEGAL PROCEEDINGS

        The Company is not subject to any material litigation. The Company is not currently involved in nor, to the Company’s knowledge, is it currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Since the incorporation of the Company, the Bank has owned, and the Bank expects to continue to own, all of the issued and outstanding shares of the Common Stock of the Company. The Common Stock is the Company’s only class of common equity issued and outstanding. Accordingly, there is no established public trading market for the Company’s common equity.

        For the year ended December 31, 2003, the Company paid one dividend with respect to the Common Stock in an amount of $14,500,000. For the year ended December 31, 2004, the Company paid one dividend with respect to the Common Stock in an amount of $10,500,000. In 2003 the Company paid a higher dividend to reduce its distribution shortfall at year-end.

        On January 19, 1998, the Company sold 110 shares of its Adjustable Rate Cumulative Senior Preferred Shares, par value $.01 per share (the “Senior Preferred Shares”) in a nonpublic offering. The Senior Preferred Shares are not and were not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”). The offering of the Senior Preferred Shares was not underwritten. The Senior Preferred Shares were offered to (a) accredited investors (as defined in Rule 501(a) of Regulation D under the Securities Act) in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act relating to transactions not involving a public offering and (b) certain directors and officers of the Company and its affiliates who reside in Canada and who were able to make certain representations and warranties pursuant to Regulation S of the Securities Act. Investors were required to complete an Investor Questionnaire to verify their status as: (a) an accredited investor or (b) a resident of Canada. The Senior Preferred Shares are not convertible or exchangeable. The Senior Preferred Shares were offered and sold for $3,000 each or $330,000 in the aggregate and the proceeds were used to meet the working capital needs of the Company.

ITEM 6: SELECTED FINANCIAL DATA

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Statement of Income Data:
Operating Revenues	$36,322,291	$37,895,366	$37,707,287	$38,387,349	$36,319,928
Income from Operations	$34,459,040	$36,103,421	$36,054,804	$36,800,230	$34,800,780
Income from Operations per Common Share	$344,590	$361,034	$360,548	$368,002	$348,008
Balance Sheet Data:
Total assets	$477,763,501	$478,884,177	$482,278,189	$481,787,476	$482,038,157
Total liabilities	$444,371	$456,663	$386,175	$379,706	$1,849,465
Stockholders' Equity	$477,319,130	$478,427,514	$481,892,014	$481,407,770	$480,188,692
Cash Dividends Declared per Common Share	$105,000	$145,000	$105,000	$105,000	$102,000

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

        The Company’s principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as other qualifying REIT assets. The Company elected to be taxed as a REIT under the Code and, accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income, subject to certain adjustments, to its stockholders.

Results of Operations

        Income from operations for the year ended December 31, 2004 decreased by $1,644,381 or 4.56 % over the prior year ended December 31, 2003, which increased by $48,617 or 0.13 % over the prior year ended December 31, 2002. Operating revenues for the year ended December 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, each of which were comprised entirely of interest income, were $36,322,291, $37,895,366 and $37,707,287, respectively. The decrease in 2004 was mainly due to lower interest rates on newly acquired Mortgage Assets. Because the Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

        Ninety-nine percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of 67 pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper of National Bank of Canada and U.S. Treasury bills).

        Expenses for the year ended December 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002 totaled $1,863,251, $1,791,945 and $1,652,483, respectively. Servicing and advisory fees for the year ended December 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002 totaled $1,598,279, $1,527,130 and $1,387,859, respectively. Pursuant to the Servicing Agreement and the Advisory Agreement, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

        During the year ended December 31, 2004, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,067,424 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares) and a dividend of $10,500,000 on Common Stock.

Capital Resources and Liquidity

        The Company’s revenues are derived primarily from interest payments on the Mortgage Assets. As of December 31, 2004, $410 million of Mortgage Assets issued by NB Finance were over-collateralized by C$721 million ($600 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

        The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

        As of December 31, 2004, the Company had cash resources of $58,327,311, or 12.21% of total assets compared to $19,405,571 or 4.05% of total assets as of December 31, 2003 and $5,454, or 1.1% of total assets as at December 31, 2002. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 15% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company expects to make a purchase of additional Mortgage Assets in the beginning of 2005.

        The Company’s principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay expenses of advisors, if any, of the Company.

Disclosure of Contractual Obligations

        The Company does not have any indebtedness (current or long-term), material capital expenditures, balloon payments or other payments due on other long-term obligations. No negative covenants have been imposed on the Company.

Off-Balance Sheet Accounting

        The Company does not have any off-balance sheet obligations.

Disclosure About Market Risk

        Any market risk to which the Company would be exposed would result from fluctuations in: (a) interest rates and (b) currency exchange rates affecting the interest payments received by the Company in respect of the Mortgage Assets issued by NB Finance. Since the Mortgage Assets are significantly overcollateralized by the Mortgage Loans, interest rate fluctuations should not present significant market risk. The Company expects that the interest and principal generated by the Mortgage Loans should enable full payment by NB Finance of all of its obligations as they come due. Since the Mortgage Loans are guaranteed by a fixed ratio of exchange predetermined on the date of purchase and applicable until the maturity of the Mortgage Loans pursuant to the Mortgage Loan Assignment Agreement, fluctuations in currency exchange rates should not present significant market risk.

Critical Accounting Policies

        In December 2001, the Securities and Exchange Commission requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe, based on our current business, that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Recently Issued Accounting Pronouncements

        In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosure.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This information is included under Item 7 of this report under the caption “Disclosure About Market Risk”.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements are contained on pages F-1 through F-10 of this Form 10-K.

        Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Statement of Income Data:
Operating Revenues	$8,885,094	$9,339,454	$9,226,625	$8,871,118
Income from Operations	$8,439,642	$8,874,899	$8,741,613	$8,402,886
Income from Operations per Common Share	$84,396	$88,749	$87,416	$84,029

	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Statement of Income Data:
Operating Revenues	$9,630,658	$9,671,618	$8,883,397	$9,709,693
Income from Operations	$9,196,557	$9,217,985	$8,480,090	$9,208,789
Income from Operations per Common Share	$91,965	$92,180	$84,801	$92,088

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Directors and Executive Officers

The Board of Directors of the Company consists of the individuals set forth below. Mr. Belzile, Mr. Michel and Mr. Dubé are Independent Directors. The Company currently has nine employees and does not anticipate that it will require additional employees.

As of December 31, 2004, the persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held	Director Since
Christian Dubé	48	Director and Member of the Audit	2001
		Committee
Donna Goral	47	Director and Vice President	2001
André Belzile	43	Director and Member of the Audit	1999
		Committee
Alain Michel	55	Director and Chairman of the	1997
		Audit Committee
Monique Baillergeau	46	Director and Vice President	2003
Hoda Abdelmessih	50	Director and Vice President	2004
Serge Lacroix	47	Director, Chairman of the Board	2002
		and President
Jean Dagenais	46	Chief Financial Officer	N/A

        James J. Hanks, Jr. (Secretary) is an officer of the Company. Vanessa Fontana (Assistant Secretary), Martin-Pierre Boulianne (Assistant Secretary) and Martin Ouellet (Vice-President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company.

        Since May 2004, Mr. Belzile has been Senior Vice-President Finance and Corporate Affairs of The Jean Coutu Group (PJC) Inc., a leading retail drugstore chain operating in Canada and the United States. From 1992 to 2004, he was Vice-President and Chief Financial Officer of Cascades Inc., a producer and marketer of packaging products. From 1986 to 1992, he worked in financial reporting for Cascades Inc. From 1984 to 1986, he worked as an external auditor for the accounting firm Coopers & Lybrand.

        Since 2001, Mr. Michel has been a business consultant for the Caisse de dépôt et placement du Québec, a financial institution that performs management services for public and private pension and insurance funds. From 1994 until 2001, he was Senior Vice-President and Chief Financial Officer of Le Groupe Vidéotron Ltée. From 1992 until 1994, he was Vice-President of Finance and Treasurer of Le Groupe Vidéotron Ltée.

        Since May 2004, Mr. Christian Dubé has been Vice-President and Chief Financial Officer of Cascades Inc., a leader in the manufacturing of packaging products, tissue paper and specialty fine papers. From 1998 until 2004, Mr. Dubé occupied the position of Senior Vice-President and Chief Financial Officer of Domtar Inc. From 1996 until 1998, he was Vice-President Corporate Development and Vice-President Treasurer of Domtar Inc. He currently serves on the Board of Directors for Heroux-Devtek Inc.

        Ms. Donna Goral is a director of NB Finance, Ltd. and has also been Vice-President – Taxation, USA Operations for National Bank of Canada since 1992. Ms. Goral’s tax experience also includes positions with KPMG Peat Marwick and Ernst & Whinney. She is a member of the American Institute of Public Accountants, the New York State Society of CPAs and the Institute of International Bankers.

        Serge Lacroix has been Chairman of the Board and President of NB Capital Corporation since June 2002 and director of NB Finance, Ltd. since July 2002. He has been with National Bank of Canada or one of its subsidiaries since 1993 in various positions, most recently as Managing Director and Senior Vice-President of the New York Branch. Mr. Lacroix was also General Manager, President and CEO of NBC Financial (UK) Ltd. and Senior Vice-President at National Bank Financial. From 1982 until 1993, he held various positions at Wood Gundy in London, Montreal and Vancouver. Prior to that, he was a Trader at Nesbitt Thompson Inc. and he started his career in 1976 as a Foreign Exchange Trader with Banque Canadienne Nationale.

        Ms. Hoda Abdelmessih joined the Bank in 1993 as the Treasury Manager. In 1996, Hoda assumed the responsibility of Treasury Control and in 1999 was promoted to Assistant Vice President of Treasury. In 2001, the Bank decided to repatriate all Treasury Back Office functions to Montreal and Hoda was appointed as the Project Manager for New York to decommission the Back Office. With the sale of the Loan Portfolio to PNC Hoda’s mandate changed, she became a key person in ensuring the conversion of the Loan System that would support all Cross Border Loans administered in New York.

        Jean Dagenais joined the National Bank of Canada in 1990 as Manager and Chief Accountant. In 1997, he was promoted to Vice-President. As such, he is responsible for the preparation of the Bank’s consolidated financial statements as well as other financial information presented to management, shareholders and regulatory authorities. He began is career in 1980 as external auditor with a major international accounting firm. From 1985 to 1990, he held various positions in accounting and financial reporting with large corporations. He studied at the University of Sherbrooke, where he obtained a Bachelor in Administration. He was admitted to the Order of Certified Management Accountants in 1982 and to the Order of Chartered Accountants in 1983.

        Monique Baillergeau was appointed Director of NB Capital and NB Finance, Ltd. in May 2003. She has been with the National Bank of Canada New York branch since February 1986. In 1998, she was assigned to manage the Operations of the London branch. In May 2003, she accepted the position of Vice President in charge of Operations and Administration in New York.

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

Audit Committee Financial Expert

        The Audit Committee of the Company consists of the three following members : Mr. Alain Michel (Chairman of the Audit Committee), Mr. Christian Dubé and Mr. André Belzile. On May 14, 2003, the Board of Directors of the Company determined that all three of the members of the Audit Committee are Audit Committee Financial Experts and are independent of the Company and of the Bank.

Code of Ethics

        On October 31, 2003, the Company adopted a Code of Conduct and Ethics (as an exhibit to this Form 10-K Report) (the “Code”) that applies to all of the Company’s directors, officers and employees. No amendments to the provisions of the Code have been made nor any waivers have been granted by the Company since its adoption. The Company undertakes to provide a copy of this Code without charge, upon request. Investors may send a request for a copy of the Code in writing to the Company’s principal executive office by certified mail with a self-addressed envelope attached to such request.

        In 2003, the Company named Ms. Alexa Topolski the Compliance Officer of the Company in connection with the Company’s effort to keep open lines of dialogue between management and employees and her mandate was renewed in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and certain other persons to file timely certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to the Company.

        Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2004, all reports for the Company’s executive officers and directors that were required to be filed under Section 16 of the Securities Exchange Act of 1934 were timely filed.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation(1)				Long Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options/SARs(4)	All Other Compensation

Serge Lacroix, CEO	2004	$181,000	$135,000(2)	$ 0	--	--
	2003	$181,000	$175,000(3)	$ 0	--	--

_________________

(1)

The services of executive officers of the Company are provided pursuant to the Advisory Agreement between the Bank and the Company (see “Business — Advisory Agreement”).  The advisory fee paid by the Company to the Bank in 2004 was $100,000.  This amount includes all compensation payable to the Company’s executive officers for services rendered to the Company.  Accordingly, no executive officer of the Company was paid more than $100,000 of compensation for the fiscal year ended December 31, 2004 that would be attributable to services performed for the Company and its subsidiaries.  The compensation disclosed in this table with respect to Mr. Lacroix represents the entire compensation paid to him by the Bank for services rendered by him to the Bank and its subsidiaries, including the Company.

(2)	$50,000 paid in May 2004 and $75,000 granted in December 2004 but paid in January 2005; plus an extra $10,000 bonus paid in December 2004 by the Cross border NY Group.

(3)	$75,000 paid in May 2003 and $100,000 granted in December 2003 but paid in January 2004.

(4)	“SAR” means stock appreciation rights.

SAR Grants in Last Fiscal Year

        Mr. Serge Lacroix did not receive a SAR award during the fiscal year ended December 31, 2004.

Individual Grants

Name	Number of Securities Underlying Options/SARs Grant (#)	% of Total Options/SAR Granted to Employees in Fiscal Year	Base Price (C$/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Options/SAR Term 5% (C$) 10% (C$)

Serge Lacroix	0	0%

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable / Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) Exercisable / Unexercisable

Serge Lacroix	0	0	3,650 / 1,150	$81,740/$22578

Value based on a share price of 49.56$, at the closing on last day of the fiscal year ending December 31st, 2004.

Pension Plan Table

(All numbers, Except for Years of Service, are in Canadian Dollars)

Canadian Dollars Remuneration	Years of Service
	15	20	25	30	35
100,000	26,797	36,260	45,724	55,187	64,954
125,000	34,297	46,260	58,224	70,187	82,454
150,000	41,797	56,260	70,724	85,187	99,954
175,000	49,297	66,260	83,224	100,187	117,454
200,000	56,797	76,260	95,724	115,187	134,954
225,000	64,297	86,260	108,224	130,187	152,454
250,000	71,797	96,260	120,724	145,187	169,954
300,000	71,797	96,260	120,724	145,187	169,954

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2004, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank's address is National Bank Tower, 600 de La Gauchetière West, Montreal, Quebec, H3B 4L2, Canada. No officer or director beneficially owns more than five percent of any class of the Company's securities.

        The Company does not maintain any equity compensation plans for its executive officers.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business-Advisory Agreement." The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business- Servicing Agreement."

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP's aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2004 fiscal year and the review of the quarterly financial statements for the 2004 fiscal year were $36,950 (compared to $33,500 for 2003). The engagement of Deloitte & Touche LLP for the 2004 fiscal year and the scope of audit, audit-related and tax services were pre-approved by our Audit Committee.

Audit-Related Fees

Deloitte & Touche LLP's aggregate fees billed for audit-related professional services (special report on procedures performed on the mortgage loans) for the 2004 fiscal year were $5,300 (compared to $5,000 for 2003).

Tax Fees

Deloitte & Touche LLP's aggregate fees for all tax related services for the 2004 fiscal year were $35,000 for tax compliance and consulting services (compared to $31,250 for 2003).

The Company's Audit Committee pre-approves the services - both permitted audit services and permitted non-audit services - of the external auditor before the external auditor is engaged by the Company to render such permitted audit services or permitted non-audit services. The Audit Committee evidences its pre-approval by resolution of the Audit Committee.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered chartered accountants and financial statements appearing in Item 8.

(2)	The Company is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index which appears elsewhere in this Form 10-K and is incorporated herein by reference. The Company is not a party to any management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

(b)	During the quarter ended December 31, 2004, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st of March, 2005.

NB CAPITAL CORPORATION

By:   /s/ Serge Lacroix
        Serge Lacroix
        Chairman of the Board and President
        (Principal Executive Officer)

By:  /s/ Jean Dagenais
       Jean Dagenais
       Chief Financial Officer
(Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2005.

By: /s/ Donna Goral Donna Goral Director	By: /s/ Alain Michel Alain Michel Director

By: /s/ Hoda Abdelmessih Hoda Abdelmessih Director	By: /s /André Belzile André Belzile Director

By: /s/ Christian Dubé Christian Dubé Director

By: /s / Monique Baillergeau Monique Baillergeau Director

By: /s/ Serge Lacroix Serge Lacroix Director

NB CAPITAL CORPORATION

Financial statements as of December 31, 2004, 2003 and 2002, and Report of Independent Registered Chartered Accountants

NB CAPITAL CORPORATION
Table of contents

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of
NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation (the “Company”) as of December 31, 2004 and 2003 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Montreal, Canada

February 8, 2005

NB CAPITAL CORPORATION
Balance sheets
as of December 31 2004 and 2003
(in U.S. dollars)

	2004	2003

	$	$
Assets
Current Assets
Cash and cash equivalents	58,327,311	19,405,571
Due from an affiliated company	9,474,360	11,111,916
Promissory notes - current portion	51,678,372	87,511,017
Prepaid expenses	30,520	28,000
Accrued interest on cash equivalents	25,499	5,234

	119,536,062	118,061,738

Promissory notes	358,227,439	360,822,439

Total assets	477,763,501	478,884,177

Liabilities
Current Liabilities
Due to the parent company	414,084	414,954
Accounts payable	30,287	41,709

Total liabilities	444,371	456,663

Stockholders' equity
Preferred stock, $0.01 par value per share;
10,000,000 shares authorized,
300,000 Series A shares issued and paid	3,000	3,000
110 Senior preferred shares issued and paid	1	1
Common stock, $0.01 par value per share;
1,000 shares authorized,
100 shares issued and paid	1	1

Additional paid-in capital	476,761,014	476,761,014

Retained earnings	555,114	1,663,498

Total stockholders' equity	477,319,130	478,427,514

Total liabilities and stockholders' equity	477,763,501	478,884,177

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 2004, 2003 and 2002
(in U.S. dollars)

	2004	2003	2002

	$	$	$

Revenue
Interest income
Short-term investments	441,053	346,591	419,235
Promissory notes	35,879,238	37,529,935	37,246,934
Bank interest	2,000	18,840	41,118

	36,322,291	37,895,366	37,707,287

Expenses
Legal	62,265	41,292	98,916
Other professional fees	202,707	223,523	165,708
Servicing fees	1,498,279	1,497,130	1,357,859
Advisory fees	100,000	30,000	30,000

	1,863,251	1,791,945	1,652,483

Net income	34,459,040	36,103,421	36,054,804

Preferred stock dividends	25,067,424	25,067,921	25,070,560

Income available to common stockholders	9,391,616	11,035,500	10,984,244

Weighted average number of common
shares outstanding	100	100	100

Earnings per common share - basic	93,916	110,355	109,842

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of stockholders’ equity
years ended December 31, 2004, 2003 and 2002
(in U.S. dollars)

	Series A Preferred Stock	Senior Preferred Stock	Common Stock	Additional Paid-in Capital	Required Earnings	Total

	$	$	$	$	$	$
Stockholders' equity as of
December 31, 2001	3,000	1	1	476,761,014	4,643,754	481,407,770

Net income	--	--	--	--	36,054,804	36,054,804
Dividends on senior preferred stock and
Series A preferred stock	--	--	--	--	(25,070,560)	(25,070,560)
Dividend on common stock	--	--	--	--	(10,500,000)	(10,500,000)

Stockholders' equity as of
December 31, 2002	3,000	1	1	476,761,014	5,127,998	481,892,014

Net income	--	--	--	--	36,103,421	36,103,421
Dividends on senior preferred stock and
Series A preferred stock	--	--	--	--	(25,067,921)	(25,067,921)
Dividend on common stock	--	--	--	--	(14,500,000)	(14,500,000)

Stockholders' equity as of
December 31, 2003	3,000	1	1	476,761,014	1,663,498	478,427,514

Net income	--	--	--	--	34,459,040	34,459,040
Dividends on senior preferred stock and
Series A preferred stock	--	--	--	--	(25,067,424)	(25,067,424)
Dividend on common stock	--	--	--	--	(10,500,000)	(10,500,000)

Stockholders' equity as of
December 31, 2004	3,000	1	1	476,761,014	555,114	477,319,130

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of cash flows
years ended December 31, 2004, 2003 and 2002
(in U.S. dollars)

	2004	2003	2002

	$	$	$
Operating activities
Net income	34,459,040	36,103,421	36,054,804
Adjustment to reconcile net income to
net cash provided by operating activities
Prepaid expenses	(2,520)	(1,333)	(2,333)
Due from an affiliated company	1,637,556	(4,134,609)	5,154,888
Due to the parent company	(870)	70,008	14,215
Accounts payable	(11,422)	(26,187)	(5,413)
Accrued interest on cash equivalents	(20,265)	(4,934)	6,410

Net cash provided by operating activities	36,061,519	32,006,366	41,222,571

Investing activities
Investment in promissory notes	(170,612,901)	(176,972,855)	(188,141,611)
Repayments of promissory notes	209,040,546	198,485,678	134,178,298

Net cash provided by (used in)
investing activities	38,427,645	21,512,823	(53,963,313)

Financing activities
Dividends	(35,567,424)	(39,567,921)	(35,570,560)

Net cash used in financing activities	(35,567,424)	(39,567,921)	(35,570,560)

Cash position, beginning of year	19,405,571	5,454,303	53,765,605

Cash position, end of year	58,327,311	19,405,571	5,454,303

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2004, 2003 and 2002
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

Promissory notes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for certain Investments in debt and equity Securities” and based on the Company’s intentions regarding these instruments, the Company has classified the Promissory notes as held to maturity and has accounted for them at amortized cost.

Income taxes

The Company has elected to be taxable as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

Per share data

Basic earnings per share with respect to the Company for the years ended December 31, 2004, 2003 and 2002 are computed based upon the weighted average number of common shares outstanding during the year.

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

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2004, 2003 and 2002
(in U.S. dollars)

Interest on promissory notes and short-term investments.

Interest income on promissory notes and short-term investments is accrued using the simple interest method based on the amount of principle outstanding. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

Reclassification of prior year balances.

Certain prior year balances have been reclassified to conform with the current year presentation.

3.	Promissory notes

The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from January 2005 to December 2012, at rates ranging from 5.49% to 10.21%, with a weighted-average rate of approximately 8.19% per annum.

The fair value of the Promissory notes as at December 31, 2004 is $431,273,000. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

	2004	2003

	$	$
Promissory notes, beginning of year	448,333,456	469,846,279
Acquisitions	170,612,901	176,972,855
Principal repayments	(209,040,546)	(198,485,678)

Promissory notes, end of year	409,905,811	448,333,456

The scheduled principal repayments as of December 31, 2004 are as follows:

$
2005	51,678,372
2006	103,758,296
2007	30,504,808
2008	30,392,394
2009	40,797,848
2010	50,892,163
2011	70,958,535
2012	30,923,395

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2004, 2003 and 2002
(in U.S. dollars)

4.	Transactions with an affiliated company

During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $35,879,238 ($37,529,935 in 2003 and $37,246,934 in 2002) (see Note 3).

The amounts due from an affiliated company as of December 31, 2004 and 2003 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

5.	Transactions with the parent company

The Company entered into agreements with National Bank of Canada in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100,000 per year ($30,000 in 2003 and 2002), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company.

Servicing agreement

National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance (in CDN$) of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $542,179,064 ($551,360,385 in 2003). During the year, fees of $1,498,279 ($1,497,130 in 2003 and $1,357,859 in 2002) were charged to the Company.

Custodian agreement

National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 2004, 2003 and 2002, no fee was charged to the Company.

Interest on bank account and short-term investments

The Company received $2,000 ($18,840 in 2003 and $41,118 in 2002) in interest on a bank account held with National Bank of Canada.

The Company received $441,053 ($346,591 in 2003 and 419,235 in 2002) in interest on term deposits held with National Bank of Canada.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2004, 2003 and 2002
(in U.S. dollars)

6.	Stockholders’equity

Common stock

The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock. The common shares issued as at December 31, 2004 are as follows:

•	100 shares are authorized, issued and paid.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. The preferred shares issued as at December 31, 2004 are as follows:

•	300,000 shares authorized and issued as 8.35% Non-Cumulative Exchangeable Preferred Stock, Series A, non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company’s option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States of America and in Canada, on or after September 3, 2002.

Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada.

These Series A shares are traded in the form of Depositary Shares, each representing a one-fortieth interest therein.

•	1,000 shares authorized and 110 shares issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-Cumulative Exchangeable Preferred Stock, with a liquidation value of $3,000 per share, redeemable at the Company’s option at any time and retractable at the holders’option on December 30, 2007 and every ten-year anniversary thereof.

7.	Recent pronouncements

In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosure.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1.1	Articles of Incorporation and Articles of Amendment and Restatement and Articles Supplementary of NB Capital Corporation*

3.2.1	Bylaws of NB Capital Corporation*

4.1	Registration Rights Agreement dated as of September 3, 1997 by and among NB Capital Corporation, National Bank of Canada and Merrill Lynch, Pierce, Fenner & Smith Incorporated*

10.1	Advisory Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.2	Servicing Agreement dated as of September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.3	Loan Agreement dated as of September 3, 1997 between NB Finance, Ltd. and NB Capital Corporation*

10.4	Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.5	Deed of Sale of Mortgage Loans dated September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.6	Mortgage Loan Assignment Agreement dated September 3, 1997 among National Bank of Canada, NB Capital Corporation and NB Finance, Ltd.*

10.7	Promissory Notes representing the 16 hypothecation loans executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.8	Deposit Agreement among NB Capital Corporation, National Bank of Canada and The Bank of Nova Scotia Trust Company of New York, including Form of Depository Receipt*

10.9	First Supplemental Servicing Agreement dated December 4, 1998 between National Bank of Canada and NB Capital Corporation*

10.10	Loan Agreement dated as of December 4, 1998 between NB Finance, Ltd. and NB Capital Corporation*

10.11	Custodial Agreement dated as of December 4, 1998 between NB Capital Corporation and National Bank of Canada*

10.12	Amended and Restated Servicing Agreement dated June 28, 2001 between National Bank of Canada and NB Capital Corporation.*

10.13	Deed of Sale of Mortgage Loans dated December 4, 1998 between National Bank of Canada and NB Finance, Ltd.*

10.14(i)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.14(ii)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.15(i)	Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.15(ii)	Promissory Note representing $29,880,126.51 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.16	Mortgage Loan Assignment Agreement dated as of September 7, 1999 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.17	Promissory Note representing $85,989,203.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*.

10.18	Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.19	Promissory Note representing $98,836,341.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.20	Mortgage Loan Assignment Agreement dated as of September 28, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.21	Promissory Note representing $67,323,437.74 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.22	Mortgage Loan Assignment Agreement dated as of January 30, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.23	Promissory Note representing $107,179,964.89 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.24	Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.25	Promissory Note representing $121,357,226.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.26	Mortgage Loan Assignment Agreement dated as of September 24, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.27	Promissory Note representing $55,963,732.07 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.28	Mortgage Loan Assignment Agreement dated as of January 29, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.29	Promissory Note representing $71,866,079.87 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.30	Mortgage Loan Assignment Agreement dated as of June 20, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.31	Promissory Note representing $64,221,362.98 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.32	Mortgage Loan Assignment Agreement dated as of December 16, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.33	Promissory Note representing $52,054,168.88 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.34	Mortgage Loan Assignment Agreement dated as of May 27, 2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.35	Promissory Note representing $70,420,135.45 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.36	Mortgage Loan Assignment Agreement dated as of October 21,2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.37	Promissory Note representing $106,552,720.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.38	Mortgage Loan Assignment Agreement dated as of April 28, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.39	Promissory Note representing $76,053,456.93 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

10.40	Mortgage Loan Assignment Agreement dated as of August 26, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.41	Promissory Note representing $94,559,444.49 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

14	NB Capital Code of Ethics**

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

*	As previously filed.
**	As filed herewith.