Form 10-Q
period 2005-03-31
NB CAPITAL CORP
filed 2005-05-13
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (Jurisdiction of incorporation)	52-2063921 (I.R.S. Employer Identification No.)

65 East 55th Street, New York, New York (Address of principal executive offices)	10022 (Zip Code)

212-632-8697
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock par value $0.01 per share	Outstanding at May 13, 2005 100

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

References to $ are to United States dollars; references to C$ are to Canadian dollars. On March 31, 2005, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.2096 = $1.00 and certain amounts stated herein reflect such exchange rate.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

(in thousands of US dollars)	March 31, 2005 (Unaudited)	December 31, 2004

Assets	$	$

Current assets
Cash and cash equivalents	17,399	58,327
Due from an affiliated company	8,877	9,474
Accrued interest on cash equivalents	1	26
Prepaid expenses	31	30
Promissory notes - current portion	55,575	51,678

	81,883	119,535

Promissory notes	398,020	358,228

	479,903	477,763

Liabilities

Current liabilities
Due to the parent company	413	414
Accounts payable	39	30

	452	444

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	2,687	555

	479,451	477,319

	479,903	477,763

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)	Three-month periods ended March 31,

(in thousands of US dollars, except per share amounts)	2005	2004

Revenue	$	$
Interest income
Cash and cash equivalents	226	80
Promissory notes	8,662	8,805

	8,888	8,885

Expenses
Servicing and advisory fees	413	391
Legal and other professional fees	75	54

	488	445

Net income	8,400	8,440

Preferred stock dividends	6,268	6,267

Income available to common stockholders	2,132	2,173

Number of common shares outstanding	100	100

Earnings per common share - basic and diluted	21	22

See accompanying notes to financial statements

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)	Three-month periods ended March 31,

(in thousands of US dollars)	2005	2004

PREFERRED STOCK	$	$
Balance, beginning and end of period	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	555	1,663
Net income	8,400	8,440
Preferred stock dividends	(6,268)	(6,267)

Balance, end of period	2,687	3,836

TOTAL STOCKHOLDERS' EQUITY	479,451	480,600

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)	Three-month periods ended March 31,

(in thousands of US dollars)	2005	2004

OPERATING ACTIVITIES	$	$

Net income	8,400	8,440
Item not affecting cash resources :
Prepaid expenses	(1)	(2)
Due from an affiliated company	598	238
Due to the parent company	(1)	(24)
Accounts payable	8	(11)
Accrued interest receivable on cash equivalents	25	4

Net cash provided by operating activities	9,029	8,645

FINANCING ACTIVITIES

Dividends	(6,268)	(6,267)

Net cash used in financing activities	(6,268)	(6,267)

INVESTING ACTIVITIES

Investment in promissory notes	(73,038)	0
Repayments of promissory notes	29,349	39,516

Net cash (used in) provided by investing activities	(43,689)	39,516

Cash and cash equivalents, beginning of period	58,327	19,406

Cash and cash equivalents, end of period	17,399	61,300

See accompanying notes to financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005
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

The interim financial statements for the three-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report for the year ended December 31, 2004 filed on Form 10-K. The interim financial statements may not be an indicator of the results anticipated in the full year.

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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month periods ended March 31, 2005 and 2004 are computed based on the number of common shares outstanding during the period.

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
March 31, 2005
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

The Promissory notes have maturities ranging from April 2005 to January 2015, at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 8.13% per annum.

The fair value of the Promissory notes as at March 31, 2005 is $462,428. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2004	$ 409,906
Acquisitions	73,038
Principal repayments	(29,349)

Promissory notes as of March 31, 2005	$ 453,595

The scheduled principal repayments on a year end basis as of March 31, 2005 are as follows:

2005	$ 40,776	2011	$79,604
2006	$100,121	2012	$47,437
2007	$ 36,589	2013	$ 9,228
2008	$ 34,744	2014	$ 4,382
2009	$ 41,275	2015	$ 8,585
2010	$ 50,854

4)	Transactions with an affiliated company

During the three-month periods ended March 31, 2005 and March 31, 2004, the Company earned interest from NB Finance, on the Promissory notes in the amount of $8,662 ($8,805 in 2004) (see Note 3).

The amount of $8,877 due from NB Finance as of March 31, 2005 and $9,474 as of December 31, 2004 represents interest and principal repayments due on the promissory notes.

5)	Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2005 and March 31, 2004, fees of $25 ($25 in 2004) were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005
(unaudited)
(in thousand of U.S. dollars)

5)	Transactions with the parent company (continued)

Servicing agreement

The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals to one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2005 and March 31, 2004, the average outstanding balance of the collateralized mortgage loans were $549,655 and $529,266 respectively. During the three-month periods ended March 31, 2005 and March 31, 2004, fees of $388 ($366 in 2004) were charged to the Company.

Custodial agreement

The Bank holds all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2005 and March 31, 2004, no fee was charged to the Company for custodial services.

Interest on bank account and short-term investments

The Company received interest on term deposits held with National Bank of Canada in the amounts of $226 for the three-month period ended March 31, 2005, and 80$ for the three-month period ended March 31, 2004.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the first quarter ended March 31, 2005, compared to the same periods in 2004. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Results of operations
(in thousand of U.S. dollars)

For the three-month periods ended March 31, 2005 and March 31, 2004, the Company reported net income of $8,400 and $8,440 respectively. Revenues, which were comprised almost entirely of interest income, were $8,888 and $8,885 respectively, and expenses were $488 and $445 respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-eight percent of revenues for the three-month period ended March 31, 2005 and ninety-nine percent of revenues for the three-month period ended March 31, 2004 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 72 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues result from interest on cash equivalents. The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended March 31, 2005 and 2004 totaled $488 and $445, respectively, of which $413 and $391, respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payment to the transfer agent and other professional fees.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the three-month period ended March 31, 2005, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,268 compared to $6,267 for the three-month period ended March 31, 2004, on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on March 31, 2005.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of March 31, 2005, $453 million of Mortgage Assets issued by NB Finance were collateralized by C$782 million ($566 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of March 31, 2005, the Company had cash equivalents of $17,399 representing 3.63% of total assets, compared to $58,327 representing 12.21% of total assets, as of December 31, 2004. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. The Company expects to make an investment in Mortgage Assets in June 2005, in its normal course of business.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the market risks faced by the Company since December 31, 2004. For information regarding the Company’s risks refer to the information under the caption ‘Disclosure About Market Risk’ below and to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Financial Officer have concluded that such disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting identified in connection with their evaluation that occurred during the Company’s fiscal quarter that ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

11	Computation of Earnings Per Share

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Annual Report on Form 10-K of the Registrant for the Year Ended December 31, 2004

(b)     Reports on Form 8-K:

        No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date May 13, 2004	/s/ Serge Lacroix Serge Lacroix Chairman of the Board and President

Date May 13, 2004	/s/ Jean Dagenais Jean Dagenais Chief Financial Officer