Form 10-Q
period 2005-06-30
NB CAPITAL CORP
filed 2005-08-08
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________

Commission file number  1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

212-632-8697
(Registrant’s telephone number, including area code)

(N/A)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2005
Common Stock par value $0.01 per share	100

NB CAPITAL CORPORATION

Index

Part I. FINANCIAL INFORMATION:

References to $ are to United States dollars; references to C$ are to Canadian dollars. On June 30, 2005, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.2254 = $1.00 and certain amounts stated herein reflect such exchange rate.

-i-

NB CAPITAL CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2005	2004
(in thousands of US dollars)	(Unaudited)

Assets	$	$

Current
Cash and cash equivalents	70,032	58,327
Due from an affiliated company	11,751	9,474
Promissory notes - current portion	75,885	51,678
Accrued interest on cash equivalents	10	26
Prepaid expenses	16	30
	157,694	119,535

Promissory notes	324,421	358,228
	482,115	477,763

Liabilities

Current
Due to the parent company	388	414
Accounts payable	45	30
	433	444

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	4,918	555

	481,682	477,319

	482,115	477,763

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
( in thousands of US dollars )	2005	2004	2005	2004
	$	$	$	$
Revenue
Interest income
Cash equivalents	270	83	496	163
Promissory notes	8,709	9,257	17,371	18,062
	8,979	9,340	17,867	18,225

Expenses
Servicing and advisory fees	388	391	801	782
Legal and other professional fees	92	74	167	128
	480	465	968	910

Net income	8,499	8,875	16,899	17,315

Preferred stock dividends	6,268	6,267	12,536	12,534

Income available to common stockholders	2,231	2,608	4,363	4,781

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	22	26	44	48

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
( in thousands of US dollars )	2005	2004	2005	2004
	$	$	$	$
PREFERRED STOCK
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	2,687	3,836	555	1,663
Net income	8,499	8,875	16,899	17,315
Preferred stock dividends	(6,268)	(6,267)	(12,536)	(12,534)
Balance, end of period	4,918	6,444	4,918	6,444

TOTAL STOCKHOLDERS' EQUITY	481,682	483,208	481,682	483,208

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)
	Six-month periods
	ended June 30,
( in thousands of US dollars )	2005	2004
OPERATING ACTIVITIES
	$	$
Net income	16,899	17,315
Items not affecting cash resources
Prepaid expenses	14	12
Due from an affiliated company	(2,277)	(2,872)
Due to the parent company	(26)	(24)
Accounts payable	15	(5)
Accrued interest receivable on cash equivalents	16	5

Net cash provided by operating activities	14,641	14,431

FINANCING ACTIVITIES

Dividends	(12,536)	(12,534)
Net cash used in financing activities	(12,536)	(12,534)

INVESTING ACTIVITIES

Investment in promissory notes	(73,038)	(76,053)
Repayments of promissory notes	82,638	110,485
Net cash provided by investing activities	9,600	34,432

Cash and cash equivalents, beginning of period	58,327	19,406
Cash and cash equivalents, end of period	70,032	55,735

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(in thousands of U.S. dollars)

1)	Incorporation and nature of operations

NB Capital Corporation (the "Company") was incorporated under the laws of the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through a Prospectus dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada (the “Bank”), the Company’s parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes (“Promissory notes”) issued by NB Finance, Ltd. (“NB Finance”), a wholly-owned subsidiary of the Bank.

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

Promissory notes

In accordance with Statements of Financial Accounting Standards (‘‘SFAS’’) No.115 ‘‘Accounting for certain Investments in Debt and Equity Securities’’ and based on the Company’s intentions regarding these instruments, the Company has classified the Promissory notes as held to maturity and has accounted for them at amortized cost.

Income taxes

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2005 and 2004 are computed based on the number of common shares outstanding during the period.

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
June 30, 2005
(unaudited)
(in thousands of U.S. dollars)

Interest on Promissory notes and cash equivalents

Interest income on the Promissory notes and cash equivalents is accrued using the simple interest method based on the average amount of principle outstanding for the month. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

3)	Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The Promissory notes have maturities ranging from July 2005 to January 2015, at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 8.12% per annum.

The fair value of the Promissory notes as at June 30, 2005 is $414,057. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2004	$409,906
Acquisitions	73,038
Principal repayments	(82,638)
Promissory notes as of June 30, 2005	$400,306

The scheduled principal repayments on a year end basis as of June 30, 2005 are as follows:

2005	$25,536	2011	$73,370
2006	$90,385	2012	$43,571
2007	$31,730	2013	$8,735
2008	$28,841	2014	$4,333
2009	$39,124	2015	$8,585
2010	$46,096

4)	Transactions with an affiliated company

During the three-month and six-month periods ended June 30, 2005 and June 30, 2004, the Company earned interest from NB Finance on the Promissory notes in the amount of $8,709 ($9,257 in 2004) and $17,371 ($18,062 in 2004), respectively (see Note 3).

The amount of $11,751 due from NB Finance as of June 30, 2005 and $9,474 as of December 31, 2004 represents interest and principal repayments due on the promissory notes.

5)	Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(in thousands of U.S. dollars)

Advisory agreement

In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and six-month periods ended June 30, 2005 and June 30, 2004, fees of $25 ($25 in 2004) and $50 ($50 in 2004) were charged to the Company.

Servicing agreement

The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the six-month periods ended June 30, 2005 and June 30, 2004, the average outstanding balance of the collateralized mortgage loans were $537,316 and $539,361 respectively. During the three-month and six-month periods ended June 30, 2005 and June 30, 2004, fees of $363 ($366 in 2004) and $751 ($732 in 2004) respectively, were charged to the Company.

Custodial agreement

The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and six-month periods ended June 30, 2005 and June 30, 2004, no fee was charged to the Company for custodial services.

Interest on cash equivalents

The Company received interest on cash equivalents held with National Bank of Canada for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 in the amounts of $270 ($83 in 2004) and $496 ($163 in 2004).

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

•
1,000 shares of preferred stock have been authorized (110 issued) as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the Series A Preferred Shares with a liquidation value of $3,000 per share, redeemable at the Company's option at any time and retractable at the holder's option on December 30, 2007 and every ten-year anniversary thereof.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

The Company was incorporated under the laws of the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through a Prospectus dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada (the “Bank”), the Company’s parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes (“Promissory notes”) issued by NB Finance, Ltd. (“NB Finance”), a wholly-owned subsidiary of the Bank.

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the second quarter ended June 30, 2005, compared to the same periods in 2004. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of operations
(in thousand of U.S. dollars)

For the three-month periods ended June 30, 2005 and June 30, 2004, the Company reported net income of $8,499 and $8,875 respectively. Revenues, which were comprised mostly of interest income, were $8,979 and $9,340 respectively, and expenses were $480 and $465 respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-seven percent of revenues for the three-month period ended June 30, 2005 and ninety-nine percent of revenues for the three-month period ended June 30, 2004 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 71 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues results from interest on cash equivalents. These revenues were higher in 2005 than 2004 due to an increase in the interest rate on term deposits held in NY (2.25% in 2005 versus .75% in 2004). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended June 30, 2005 and 2004 totaled $480 and $465, respectively, of which $388 and $391, respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payments to the transfer agent and other professional fees.

During the three-month period ended June 30, 2005, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,268 compared to $6,267 for the three-month period ended June 30, 2004, on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on June 30, 2005.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of June 30, 2005, $400 million of Mortgage Assets issued by NB Finance were collateralized by C$689 million ($500 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of June 30, 2005, the Company had cash and cash equivalents of $70,032 representing 14.53% of total assets, compared to $58,327 representing 12.21% of total assets, as of December 31, 2004. The increase is due to a large repayment of Promissory Notes that was made in June 2005. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. The Company expects to make an investment in Mortgage Assets in August 2005, in its normal course of business.

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

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. The Company is not currently involved in nor, to the Company's knowledge, currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 6.	EXHIBITS

	Exhibit No.	Description

	11	Computation of Earnings Per Share

	31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date: August 8, 2005	By:	/s/ Serge Lacroix

Serge Lacroix Chairman of the Board and President

Date: August 8, 2005	By:	/s/ Jean Dagenais

Jean Dagenais Chief Financial Officer