Form 10-Q
period 2005-09-30
NB CAPITAL CORP
filed 2005-11-14
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________

Commission file number	1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov 01, 2005

Common Stock par value $0.01 per share	100

NB CAPITAL CORPORATION

References to $ are to United States dollars; references to C$ are to Canadian dollars. On September 30, 2005, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.1627 = $1.00 and certain amounts stated herein reflect such exchange rate.

ITEM 1(a). FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2005	2004
( in thousands of US dollars )	(Unaudited)

Assets	$	$

Current
Cash and cash equivalent	16,651	58,327
Due from an affiliated company	13,400	9,474
Promissory notes - current portion	86,659	51,678
Accrued interest on cash equivalent	3	26
Prepaid expenses	19	30
	116,732	119,535

Promissory notes	367,349	358,228
	484,081	477,763

Liabilities

Current
Due to the parent company	411	414
Accounts payable	68	30
	479	444

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	6,838	555

	483,602	477,319

	484,081	477,763

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
( in thousands of US dollars )	2005	2004	2005	2004
	$	$	$	$
Revenue
Interest income
Cash equivalent	452	108	948	271
Promissory notes	8,241	9,119	25,612	27,181
	8,693	9,227	26,560	27,452

Expenses
Servicing and advisory fees	411	402	1,212	1,184
Legal and other professional fees	94	83	261	211
	505	485	1,473	1,395

Net income	8,188	8,742	25,087	26,057

Preferred stock dividends	6,268	6,267	18,804	18,801

Income available to common stockholders	1,920	2,475	6,283	7,256

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	19	25	63	73

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
( in thousands of US dollars )	2005	2004	2005	2004

PREFERRED STOCK	$	$	$	$
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	4,918	6,444	555	1,663
Net income	8,188	8,742	25,087	26,057
Preferred stock dividends	(6,268)	(6,267)	(18,804)	(18,801)
Balance, end of period	6,838	8,919	6,838	8,919

TOTAL STOCKHOLDERS' EQUITY	483,602	485,683	483,602	485,683

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine-month periods ended
	September 30,
( in thousands of US dollars )	2005	2004
OPERATING ACTIVITIES
	$	$
Net income	25,087	26,057
Items not affecting cash resources
Prepaid expenses	11	(17)
Due from an affiliated company	(3,926)	654
Due to the parent company	(3)	(13)
Accounts payable	38	3
Accrued interest receivable on cash equivalent	23	4

Net cash provided by (used in) operating activities	21,230	26,688

FINANCING ACTIVITIES

Dividends	(18,804)	(18,801)
Net cash provided by (used in) financing activities	(18,804)	(18,801)

INVESTING ACTIVITIES

Investment in promissory notes	(170,775)	(170,613)
Repayments of promissory notes	126,673	162,165
Net cash provided by (used in) investing activities	(44,102)	(8,448)

Cash and cash equivalents, beginning of period	58,327	19,406
Cash and cash equivalents, end of period	16,651	18,845

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and nine-month periods ended September 30, 2005 and 2004 are computed based on the number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(unaudited)
(in thousands of U.S. dollars)

Interest on Promissory notes and cash equivalent

Interest income on the Promissory notes and cash equivalent is accrued using the simple interest method based on the average amount of principle outstanding for the month. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

3)	Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The Promissory notes have maturities ranging from October 2005 to January 2015, at rates ranging from 5.49% to 10.21%, with a weighted average rate of approximately 7.78% per annum.

The fair value of the Promissory notes as at September 30, 2005 is $468,401. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2004	$409,906
Acquisitions	170,775
Principal repayments	(126,673)
Promissory notes as of September 30, 2005	$454,008

The scheduled principal repayments on a year end basis as of September 30, 2005 are as follows:

2005	$14,251	2011	$68,459
2006	$86,735	2012	$40,397
2007	$118,090	2013	$8,307
2008	$26,699	2014	$4,248
2009	$35,909	2015	$8,588
2010	$42,325

4)	Transactions with an affiliated company

During the three-month and nine-month periods ended September 30, 2005 and September 30, 2004, the Company earned interest from NB Finance on the Promissory notes in the amount of $8,241 ($9,119 in 2004) and $25,612 ($27,181 in 2004), respectively (see Note 3).

The amount of $13,400 due from NB Finance as of September 30, 2005 and $9,474 as of December 31, 2004 represents interest and principal repayments due on the promissory notes.

5)	Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and nine-month periods ended September 30, 2005 and September 30, 2004, fees of $25 ($25 in 2004) and $75 ($75 in 2004) were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(unaudited)
(in thousands of U.S. dollars)

Servicing agreement
The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the nine-month periods ended September 30, 2005 and September 30, 2004, the average outstanding balance of the collateralized mortgage loans were $539,988 and $543,160 respectively. During the three-month and nine-month periods ended September 30, 2005 and September 30, 2004, fees of $386 ($377 in 2004) and $1,137 ($1,109 in 2004) respectively, were charged to the Company.

Custodial agreement
The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and nine-month periods ended September 30, 2005 and September 30, 2004, no fee was charged to the Company for custodial services.

Interest on cash equivalents
The Company received interest on cash equivalents held with National Bank of Canada for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 in the amounts of $452 ($108 in 2004) and $948 ($271 in 2004).

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

•	Each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of the Bank.

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

ITEM 1(b). NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of NB Capital Corporation states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada. Below are the summarized financial information for the National Bank of Canada for the third quarter and nine month period of its 2005 fiscal year which ended July 31, 2005.

(unaudited)	Quarter ended july 31			Nine months ended July 31

	2005	2004	% Change	2005	2004	% Change
Operating Results (millions of Canadian Dollars)
Total revenues	$889	$858	4	$2,772	$2,653	4
Net Income	207	167	24	648	533	22
Return on common shareholders' equity	19.6%	17.2%		21.1%	18.4%

Per Common Share
Net earnings - basic	$1.20	$0.95	26	$3.76	$2.99	26
Dividends paid	0.44	0.38	16	1.28	1.04	23
Book value				24.70	22.30	11
Stock trading range
High	58.21	45.50		58.21	47.93
Low	51.60	42.72		46.39	40.17
Close	57.30	44.76		57.30	44.76

Financial Position (millions of Canadian dollars)	July 31 2005	October 31 2004
Total assets	$110,593	$88,721	25
Loans and acceptances	48,637	44,574	9
Cash resources and securities	54,991	38,280	44
Other assets	6,965	5,867	19

Total liabilities	104,116	82,739	26
Deposits	60,993	53,432	14
Other liabilities	43,123	29,307	47

Subordinated debentures	1,409	1,408	-
Non-controlling interest	415	307	12

Preferred shared	575	375	53
Common shares	1,557	1,545	1
Retained earnings	2,521	2,284	10

Capital ratios - BIS
Tier 1	9.2%	9.6%
Total	12.1%	13.0%
Impaired loans, net of specific and general allowances	(219)	(190)
as a % of loans and acceptances	(0.5)%	(0.4)%
Assets under administration/management	205,982	180,598

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
(in thousands of U.S. dollars)

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the third quarter ended September 30, 2005, compared to the same periods in 2004. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month periods ended September 30, 2005 and September 30, 2004, the Company reported net income of $8,188 and $8,742 respectively. Revenues, which were comprised mostly of interest income, were $8,693 and $9,227 respectively, and expenses were $505 and $485 respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ninety-five percent of revenues for the three-month period ended September 30, 2005 and ninety-nine percent of revenues for the three-month period ended September 30, 2004 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 66 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues results from interest on cash equivalents. These revenues were higher in 2005 than 2004 due to an increase in the interest rate on term deposits held in NY (ranging from 2.25% to 3.00% in 2005 versus .75% in 2004). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended September 30, 2005 and 2004 totaled $505 and $485, respectively, of which $411 and $402, respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Legal and other professional fees include payments to the transfer agent and other professional fees.

During the three-month period ended September 30, 2005, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,268 compared to $6,267 for the three-month period ended September 30, 2004, on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on September 30, 2005.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of September 30, 2005, $454,008 Mortgage Assets issued by NB Finance were collateralized by C$757,945 ($567,510) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of September 30, 2005, the Company had cash and cash equivalents of $16,651 representing 3.44% of total assets, compared to $58,327 representing 12.21% of total assets, as of December 31, 2004. The decrease is due to an investment in Promissory Notes that was made August 29, 2005. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. The Company expects to make an investment in Mortgage Assets in December 2005, in its normal course of business.

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

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NB CAPITAL CORPORATION

Date: November 14, 2005	By:	/s/ Serge Lacroix

Serge Lacroix Chairman of the Board and President

Date: November 14, 2005	By:	/s/ Jean Dagenais

Jean Dagenais Chief Financial Officer