Form 10-K/A
period 2004-12-31
NB CAPITAL CORP
filed 2005-11-17
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2063921 (I.R.S. Employer Identification No.)

65 East 55th Street, 31st Floor New York, New York (Address of principal executive offices)	10022 (Zip code)

Registrant's telephone number, including area code: (212) 632-8697

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

8.35% Noncumulative Exchangeable Preferred Stock, Series A, par value $ .01 per share, traded in the form of Depository Shares, each representing a one-fortieth interest therein

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

        As of December 31, 2004, all Common Stock, par value $ .01 per share, was held by an affiliate.

        As of December 31, 2004, the number of shares of Common Stock outstanding was 100.

Documents Incorporated by reference:

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for NB Capital Corporation for the year ended December 31, 2004 which was filed on March 31, 2005 (the “Original Filing”), is being filed to include the consolidated financial statements for the National Bank of Canada as Item 15(c) of Part IV of this Amendment No. 1 to the Annual Report, which may be found immediately after the NB Capital Corporation financial statements. This Amendment No. 1 does not update any results or information from that contained in the Original Filing. The consolidated financial statements of National Bank of Canada are included in this Amendment No. 1 to the Original Filing, because Note 6 to the Notes to the Financial Statements describes the fact that each share of NB Capital Corporation’s Series A preferred stock is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada.

FORWARD-LOOKING STATEMENTS

        From time to time, NB Capital Corporation (the “Company” or “NB Capital”) makes written and oral forward-looking statements, included in this 10-K report for filling with the U.S. Securities and Exchange Commission, in reports to shareholders, in press releases and in other communications. All such statements are made pursuant to the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the economy, market changes, the achievement of strategic objectives, certain risks as well as statements with respect to our beliefs, plans, expectations, anticipations, estimates and intentions. These forward-looking statements are typically identified by the words “may,”“could,”“should,”“would,”“suspect,”“outlook,”“believe,”“anticipate,”“estimate,”“expect,”“intend,”“plan,” and words and expressions of similar import.

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

(c)
Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada. National Bank of Canada is the parent company of NB Capital Corporation and the holder of 100% of the common shares of NB Capital Corporation. In light of this exchangeable feature, the audited consolidated financial statements for the National Bank of Canada for the years ended October 31, 2004 and October 31, 2003, as well as the Auditors' Report, are filed as part of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of November, 2005.

NB CAPITAL CORPORATION

By:   /s/ Serge Lacroix
        Serge Lacroix
        Chairman of the Board and President
        (Principal Executive Officer)

By:  /s/ Jean Dagenais
       Jean Dagenais
       Chief Financial Officer
(Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of November, 2005.

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

Income taxes

The Company has elected to be taxable as a Real Estate Investment Trust (“REIT”) under the InternalRevenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements.

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

Item 15(c) to Annual Report of NB Capital Corporation on Form 10-K for the Year Ended December 31, 2004
Consolidated Financial Statements of National Bank of Canada

Management’s Report

The consolidated financial statements of National Bank of Canada (the “Bank”) and the other financial information presented in the Annual Report were prepared by Management, which is responsible for their integrity, including the material estimates and judgments incorporated therein. The consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles.

Management maintains the necessary accounting and control systems in discharging its responsibility and ensuring that the Bank’s assets are safeguarded. These controls include establishing standards for hiring and training personnel, defining and evaluating tasks and functions, and implementing operating policies and procedures and budget controls.

The Board of Directors (the “Board”) is responsible for examining and approving the financial information which appears in the Annual Report. Acting through the Audit and Risk Management Committee (the “Committee”), the Board also oversees the presentation of the consolidated financial statements and ensures that accounting and control systems are maintained.

The Committee, composed of directors who are neither officers nor employees of the Bank, is responsible for evaluating internal control procedures on an ongoing basis, examining the consolidated financial statements, and recommending them to the Board for approval. The Committee oversees a team of internal auditors, which reports to it on a regular basis.

The control systems are further supported by the Bank’s observance of the laws and regulations that apply to its operations. The Superintendent of Financial Institutions Canada regularly examines the affairs of the Bank to ensure that the provisions of the Bank Act with respect to the safety of the Bank’s depositors and shareholders are being duly observed and that the Bank is in a sound financial condition.

The independent auditors, Samson Bélair / Deloitte & Touche, s.e.n.c.r.l., whose report follows, were appointed by the shareholders on the recommendation of the Board. They were given full and unrestricted access to the Committee to discuss their audit and financial reporting matters.

Réal Raymond	Michel Labonté
President and	Senior Vice-President
Chief Executive Officer	Finance, Technology and Corporate Affairs

Montreal, December 2, 2004

15(c)-1

Auditors’ Report

To the Shareholders of National Bank of Canada

We have audited the Consolidated Balance Sheet of National Bank of Canada (the “Bank”) as at October 31, 2004 and the Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Bank’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Bank as at October 31, 2004 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements as at October 31, 2003 and for the year then ended were audited by Samson Bélair / Deloitte & Touche, s.e.n.c.r.l., and PricewaterhouseCoopers LLP, who issued an unqualified opinion on the consolidated financial statements in their report dated November 28, 2003.

Samson Bélair / Deloitte & Touche, s.e.n.c.r.l.
Chartered Accountants

Montreal, December 2, 2004

15(c)-2

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Consolidated Statement of Income

Year ended October 31
(millions of dollars except per share amounts)	Note	2004	2003

Interest income and dividends
Loans		1,904	1,977
Securities		588	526
Deposits with financial institutions		113	131
		2,605	2,634

Interest expense
Deposits		800	1,030
Subordinated debentures		99	105
Other		323	175
		1,222	1,310
Net interest income		1,383	1,324

Other income
Financial market fees		633	544
Deposit and payment service charges		200	192
Trading revenues		198	335
Gains on investment account securities, net		91	1
Card service revenues		49	49
Lending fees		238	204
Acceptances, letters of credit and guarantee		65	63
Securitization revenues		180	204
Foreign exchange revenues		72	66
Trust services and mutual funds		244	210
Other		196	170
		2,166	2,038
Total revenues		3,549	3,362

Provision for credit losses	6	86	177

Operating expenses
Salaries and staff benefits		1,359	1,287
Occupancy		200	192
Computers and equipment		334	312
Communications		77	80
Professional fees		118	112
Other		304	274
		2,392	2,257
Income before income taxes and non-controlling interest		1,071	928
Income taxes	16	318	277
		753	651
Non-controlling interest		28	27
Net income		725	624
Dividends on preferred shares	14	23	25
Net income available to common shareholders		702	599
Average number of common shares outstanding (thousands)	17
Basic		170,918	177,751
Diluted		173,276	179,235
Net earnings per common share	17
Basic		4.10	3.37
Diluted		4.05	3.34
Dividends per common share	14	1.42	1.08

15(c)-3

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Consolidated Balance Sheet

As at October 31
(millions of dollars)	Note	2004	2003

ASSETS
Cash resources
Cash		481	222
Deposits with financial institutions		5,296	6,825
		5,777	7,047
Securities
Investment account	4	7,428	6,998
Trading account	4	20,561	19,151
Loan substitutes		18	30
		28,007	26,179

Securities purchased under reverse repurchase agreements		4,496	3,955

Loans	5 and 6
Residential mortgage		15,500	13,976
Personal and credit card		7,825	6,101
Business and government		18,751	18,934
Allowance for credit losses		(578)	(630)
		41,498	38,381
Other
Customers’ liability under acceptances		3,076	3,334
Premises and equipment	7	267	263
Goodwill	8	662	660
Intangible assets	8	180	183
Other assets	9	4,844	4,929
		9,029	9,369
		88,807	84,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	10
Personal		23,675	23,512
Business and government		24,299	22,700
Deposit-taking institutions		5,458	5,251
		53,432	51,463
Other
Acceptances		3,076	3,334
Obligations related to securities sold short		10,204	8,457
Securities sold under repurchase agreements		8,182	8,674
Other liabilities	11	7,931	6,992
		29,393	27,457

Subordinated debentures	12	1,408	1,516
Non-controlling interest		370	398

Shareholders’ equity
Preferred shares	14	375	375
Common shares	14	1,545	1,583
Contributed surplus	15	7	2
Unrealized foreign currency translation adjustments		(10)	6
Retained earnings		2,287	2,131
		4,204	4,097
		88,807	84,931

15(c)-4

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Consolidated Statement of Changes in Shareholders’ Equity

Year ended October 31
(millions of dollars)	Note	2004	2003

Preferred shares at beginning		375	300
Issuance of preferred shares, Series 15		-	200
Redemption of preferred shares, Series 12 for cancellation		-	(125)
Preferred shares at end	14	375	375

Common shares at beginning		1,583	1,639
Issuance of common shares		42	26
Repurchase of common shares for cancellation		(80)	(82)
Common shares at end	14	1,545	1,583

Contributed surplus at beginning		2	-
Stock option expense		5	2
Contributed surplus at end	15	7	2

Unrealized foreign currency translation adjustments at beginning		6	17
Losses on foreign exchange operations with a functional currency
other than the Canadian dollar, net of income taxes		(16)	(11)
Unrealized foreign currency translation adjustments at end		(10)	6

Retained earnings at beginning		2,131	1,945
Net income		725	624
Dividends
Preferred shares	14	(23)	(25)
Common shares	14	(243)	(193)
Income taxes related to dividends on preferred shares,
Series 12, 13 and 15	16	(1)	-
Premium paid on common shares repurchased for cancellation	14	(302)	(216)
Share issuance expenses, net of income taxes		-	(4)
Retained earnings at end		2,287	2,131

Shareholders’ equity		4,204	4,097

15(c)-5

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

Year ended October 31
(millions of dollars)	2004	2003

Cash flows from operating activities
Net income	725	624
Adjustments for:
Provision for credit losses	86	177
Amortization of premises and equipment	52	49
Future income taxes	50	5
Translation adjustment on foreign currency subordinated debentures	(29)	(76)
Gains on sale of investment account securities, net	(91)	(1)
Gains on asset securitizations	(67)	(86)
Stock option expense	5	2
Change in interest payable	4	72
Change in interest and dividends receivable	320	(34)
Change in income taxes payable	(160)	208
Change in unrealized losses (gains) and net amounts payable
on derivative contracts	10	(458)
Change in trading account securities	(1,410)	(5,972)
Excess of pension plan contributions over expenses	(20)	(255)
Change in other items	807	1 034
	282	(4,711)
Cash flows from financing activities
Change in deposits	1,969	(227)
Maturity of subordinated debentures	(79)	-
Issuance of common shares	42	26
Issuance of preferred shares	-	200
Repurchase of common shares for cancellation	(382)	(298)
Redemption of preferred shares for cancellation	-	(125)
Dividends paid on common shares	(179)	(235)
Dividends paid on preferred shares	(23)	(25)
Change in obligations related to securities sold short	1,747	2,915
Change in securities sold under repurchase agreements	(492)	4,258
Change in other items	(16)	(16)
	2,587	6,473
Cash flows from investing activities
Change in loans	(4,730)	(1,528)
Proceeds from securitization of assets	1,527	1,729
Purchases of investment account securities	(15,480)	(21,342)
Sales of investment account securities	15,141	21,208
Change in securities purchased under reverse repurchase agreements	(541)	(1,589)
Net acquisitions of premises and equipment	(56)	(57)
	(4,139)	(1,579)

Increase (decrease) in cash and cash equivalents	(1,270)	183
Cash and cash equivalents at beginning	7,047	6,864
Cash and cash equivalents at end	5,777	7,047

Cash and cash equivalents
Cash	481	222
Deposits with financial institutions	5,296	6,825
	5,777	7,047
Supplementary information
Interest and dividends paid	1,420	1,498
Income taxes paid	460	127

15(c)-6

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Notes to the Consolidated Financial Statements

1	Summary of Significant Accounting Policies

The consolidated financial statements of National Bank of Canada (the “Bank”) were prepared in accordance with Section 308(4) of the Bank Act, which states that Canadian generally accepted accounting principles (“GAAP”) are to be applied unless otherwise specified by the Superintendent of Financial Institutions Canada (the “Superintendent”). These principles differ in some regards from United States GAAP, as explained in Note 25.

The preparation of consolidated financial statements in conformity with Canadian GAAP requires Management to make estimates and assumptions that affect the reported amounts of balance sheet assets and liabilities and disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The significant accounting policies used in preparing these consolidated financial statements are summarized below.

The consolidated financial statements of the Bank include the assets, liabilities and operating results of the Bank and all its subsidiaries, after the elimination of intercompany transactions and balances.

Investments in companies over which the Bank exercises significant influence are accounted for using the equity method and are included in “Other assets” in the Consolidated Balance Sheet. The Bank’s share of income (losses) from these companies is included in “Interest income and dividends” in the Consolidated Statement of Income.

Translation of foreign currencies
Assets and liabilities denominated in foreign currencies are translated into Canadian dollars at month-end exchange rates at the date of the consolidated financial statements. Operating revenues and expenses are translated using average monthly exchange rates. Realized and unrealized translation gains and losses are recorded in the current year Consolidated Statement of Income.

Assets and liabilities of foreign operations with a functional currency other than the Canadian dollar are translated into Canadian dollars at month-end exchange rates as at the balance sheet date, while operating revenues and expenses are translated using the average monthly exchange rates. Exchange gains and losses arising from translation of foreign operations with a functional currency other than the Canadian dollar, and the results of hedging these positions, net of income taxes, are recorded in unrealized foreign currency translation adjustments.

Cash resources
Cash resources consist of cash and cash equivalents. Cash comprises cash on hand, bank notes and coin. Cash equivalents consist of deposits with the Bank of Canada, deposits with financial institutions, including net receivables related to cheques and other items in the clearing process, as well as the net amount of cheques and other items in transit.

Securities
Securities are held in the investment or the trading account, depending on Management’s intention.

Investment account securities are purchased with the intention of holding them to maturity or until market conditions favour other types of investments. Equity securities are stated at acquisition cost if the Bank does not exercise a significant influence over the investee. Debt securities are stated at unamortized acquisition cost and any premiums and discounts are amortized using the effective yield method over the period to maturity or disposal of the security. Dividend and interest income as well as the amortization of premiums and discounts are recorded in “Interest income and dividends.” Gains or losses realized on the disposal of securities, calculated using the average cost method, and any loss in value that is other than a temporary impairment is recorded in “Other income.”

Trading account securities purchased for resale in the short term are presented at fair value based on publicly disclosed market prices. In the event market prices are not available, the fair value is estimated on the basis of the market prices of similar securities.

Dividend and interest income is recorded in “Interest income and dividends.” Realized and unrealized gains or losses on these securities are recorded in “Other income.”

Securities purchased under reverse repurchase agreements and sold under repurchase agreements
The Bank purchases securities under reverse repurchase agreements and sells securities under repurchase agreements. These securities are recorded at cost in the Consolidated Balance Sheet. Interest income from reverse repurchase agreements and interest expense under repurchase agreements are recorded on an accrual basis in the Consolidated Statement of Income.

15(c)-7

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Loans
A loan, other than a credit card loan, is considered impaired when, in the opinion of Management, there is reasonable doubt as to the ultimate collectibility of a portion of principal or interest or where payment of interest is contractually 90 days past due, unless there is no doubt as to the collectibility of the principal or interest. A loan may revert to performing status only when principal and interest payments have become fully current. Credit card loans are written off when payments are more than 180 days in arrears.

When a loan is deemed impaired, interest ceases to be recorded and the carrying value of the loan is adjusted to its estimated realizable amount by writing off all or part of the loan or by taking an allowance for credit losses.

Foreclosed assets held for sale in settlement of an impaired loan are presented at fair value less selling costs at the date of foreclosure. Any difference between the carrying value of the loan before foreclosure and the initially estimated realizable amount of the assets is recorded as a charge to “Provision for credit losses.” For any subsequent change in their fair value, gains or losses are recognized under “Other income” in the Consolidated Statement of Income. Gains may not exceed losses in value recognized after the date of foreclosure. Revenues generated by foreclosed assets and the related operating expenses are included in the Consolidated Statement of Income.

Foreclosed assets held for use in settlement of an impaired loan are measured at fair value at the date of foreclosure. Any difference in the carrying value of the loan exceeding fair value is recorded under “Provision for credit losses.” These assets are subsequently presented at the date of foreclosure as premises and equipment and are subject to the same accounting rules as those applicable to the premises and equipment to which they relate.

Loan origination fees, including loan commitment, restructuring and renegotiation fees, are considered an integral part of the yield earned on the loan and are deferred and amortized to interest income over the term of the loan. Commitment fees are treated on the same basis if there is reasonable expectation that the commitment will result in a loan; the fees are then amortized to interest income over the term of the loan. Otherwise, the fees are included in other income over the term of the commitment. Loan syndication fees are recognized as other income, unless the yield on any loan retained by the Bank is less than that of other comparable lenders involved in the financing. In such cases, an appropriate portion of the fees is deferred and amortized to interest income over the term of the loan.

Allowance for credit losses
The allowance for credit losses reflects Management’s best estimate of losses in its loan portfolio as at the balance sheet date. The allowance relates primarily to loans, but may also cover the credit risk associated with deposits with other banks, derivative products, loan substitute securities and other credit instruments such as acceptances, letters of guarantee and letters of credit. The allowance for credit losses, which consists of specific allowances for impaired loans, the country risk allowance and the general allowance for credit risk, is increased by the provision for credit losses, which is charged to income, and decreased by the amount of write-offs, net of recoveries.

The specific allowances for impaired loans are established for all such loans for which impairment could be estimated individually, reducing them to their estimated realizable amounts. The estimated realizable amounts are measured by discounting expected future cash flows. For groups of impaired loans consisting of large numbers of homogeneous balances of relatively small amounts, the realizable amounts are determined by discounting expected future cash flows for each group of loans using formulas that take into account past loss experience, economic conditions and other relevant circumstances. No specific allowance is established for credit card loans, as balances are written off if payment has not been received within 180 days.

The allowance for credit losses in relation to loans to countries designated by the Superintendent is revalued on an ongoing basis according to risk exposure in the various countries and their related economic conditions.

The allocated general allowance for credit risk represents Management’s best estimate of probable losses within the portion of the portfolio that has not yet been specifically identified as impaired. This amount is determined by applying expected loss factors to outstanding and undrawn facilities. The allocated general allowance for corporate and government loans is based on the application of expected default and loss factors, determined by statistical loss migration analysis, according to loan type. For more homogeneous portfolios, such as residential mortgage loans, small and medium-sized enterprise loans, personal loans and credit card loans, the allocated general allowance is determined on a product portfolio basis. Losses are determined by the application of loss ratios determined through statistical analysis of loss migration over an economic cycle. The unallocated general allowance for credit risk is based on Management’s assessment of probable losses in the portfolio that have not been captured in the determination of the specific allowances for impaired loans, the country risk allowance and the allocated general allowance. This assessment takes into account general economic and business conditions, recent loan loss experience, and trends in credit quality and concentrations. This allowance also reflects model and estimation risks. The unallocated general allowance does not represent future losses or serve as a substitute for the allocated general allowance.

Asset securitization
The Bank enters into securitization transactions involving residential and commercial mortgage loans, consumer loans, personal loans and credit card receivables by selling them to special purpose entities or trusts that issue securities to investors. These transactions are recorded as sales when the Bank is deemed to have surrendered control over the assets sold and to have received consideration other than beneficial interests in these assets. Gains and losses on securitization transactions are recognized in income on the transaction date.

15(c)-8

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

As part of securitization transactions, the Bank may retain certain interests in the securitized receivables in the form of one or more subordinated tranches, rights to future excess interest and, in some cases, a cash reserve account. Gains and losses on securitizations, net of transaction fees, are carried in the Consolidated Statement of Income under “Securitization revenues.” Gains and losses on the sale of receivables depend in part on the allocation of the previous carrying amount of the receivables between the assets sold and the retained interests. This allocation is based on their relative fair value at the date of transfer. Fair value is based on market prices, when available. However, as quotes are usually not available for retained interests, fair value is determined using the present value of future expected cash flows estimated in relation to assumptions on credit losses, prepayment rates, forward yield curves, and discount rates commensurate with the risks involved.

Retained interests are recorded at cost and included in investment account securities. Any impairment in the value of retained interests that is other than temporary is recorded in the Consolidated Statement of Income under “Securitization revenues.”

The Bank generally transfers receivables on a fully serviced basis. At the time of transfer, a servicing liability is recognized and amortized to income over the term of the transferred assets. This servicing liability is presented in the Consolidated Balance Sheet under “Other liabilities.”

Prior to July 1, 2001, securitization transactions were accounted for in accordance with Emerging Issues Committee Abstract No. 9 “Transfers of Receivables” (EIC-9) of the CICA Handbook. Gains on securitization transactions were amortized to income over time, while losses were recognized as incurred. For securitization transactions that provide for the payment of the proceeds of sale when the sum of interest and fees collected from borrowers exceeded the yield paid to investors, these proceeds were considered income when the amount could legally be paid by the trust. Since July 1, 2001, gains and losses have been recognized in income on the date of the transaction. Transactions entered into prior to July 1, 2001 (or completed after that date pursuant to commitments to sell prior to July 1, 2001) have not been restated, and deferred gains and other income will continue to be recorded under the original terms of the agreements.

Guaranteed mortgage loans
The Bank finances a portion of its residential mortgage loan portfolio through the mortgage-backed securities program provided for in the National Housing Act. Under this program, the Bank pools eligible mortgage loans and sells ownership rights in these pools to investors. Investors are paid a pre-set coupon rate and the principal from the underlying mortgages. The Canada Mortgage and Housing Corporation (“CMHC”) unconditionally guarantees the payments to the investors. The Bank continues to service the securitized mortgage loans.

The Bank is committed to the CMHC to make sufficient funds regularly available to the paying agent and the transfer agent to pay the amounts due to investors, whether or not the mortgagors have made their payments. Moreover, the Bank must place all funds due to investors at maturity of the securities at the disposal of the paying agent and the transfer agent. Should the Bank default, the CMHC can assign the servicing of the securitized loans to another servicer.

Acceptances and customers’ liability under acceptances
The potential liability of the Bank under acceptances is recorded as a liability in the Consolidated Balance Sheet. The Bank’s potential recourse to customers is recorded as an equivalent offsetting asset. Fees are recorded in “Other income” in the Consolidated Statement of Income.

Premises and equipment
Premises, equipment, furniture and leasehold improvements are recognized at cost less accumulated amortization and are amortized over their estimated useful lives according to the following methods and rates. Land is recorded at cost.

	Methods	Rates

Buildings	(a) or (b)	2% to 14%
Equipment and furniture	(a) or (b)	20% to 50%
Leasehold improvements	(a)	(c)

(a)	straight-line
(b)	diminishing balance
(c)	over the lease term plus the first renewal option

Goodwill
The purchase method is used to account for the acquisition of subsidiaries. Goodwill represents the excess of the price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. Goodwill is tested for impairment annually (or more frequently if changes in circumstances indicate that the asset might be impaired) to ensure that the fair value remains greater than or equal to the carrying value. Any excess of the carrying value over the fair value is charged to income for the period during which the impairment has been determined.

Intangible assets
The intangible assets of the Bank result from the acquisition of subsidiaries or groups of assets and are mainly composed of management contracts recorded at their fair value at the time of acquisition. Since these assets have indefinite lives, they are not amortized, but are tested for impairment annually, or more frequently if changes in circumstances indicate that they might be impaired. The impairment test consists of comparing the fair value of the asset with its carrying value. The excess of the carrying value over the fair value is charged to income for the period during which the impairment is determined. Intangible assets with finite useful lives are amortized over their useful lives. These assets are written down when the long-term expectation is that their carrying values will not be recovered. Any excess of the carrying value over the net recoverable value is charged to income.

15(c)-9

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Obligations related to securities sold short
These liabilities represent the Bank’s obligation to deliver securities it sold but did not own at the time of sale. Obligations related to securities sold short are recorded as liabilities at fair value; obligations related to securities that are used as hedges are accounted for at unamortized cost. Realized and unrealized gains and losses on trading activities are recorded in “Trading revenues” in the Consolidated Statement of Income.

Gains and losses on securities sold short used for hedging purposes are included in the Consolidated Statement of Income concurrently with the gains and losses on the hedged items.

Income taxes
The Bank provides for income taxes under the asset and liability method. The Bank determines future income tax assets and liabilities based on the differences between the carrying values and the tax bases of assets and liabilities, according to income tax laws and income tax rates enacted or substantively enacted on the date the differences are reversed. Future income tax assets represent tax benefits related to deductions the Bank may claim to reduce its taxable income in future years. No future income tax expense is recorded for the portion of retained earnings of foreign subsidiaries that is permanently reinvested.

Derivative financial instruments
The Bank offers various types of derivatives to accommodate the needs of its clients in managing their risk exposure and investment and trading activities. It also uses derivatives in its own risk management and trading activities.

The main derivative instruments used by the Bank are exchange-traded contracts such as futures and options as well as over-the-counter products such as forward rate agreements, credit derivatives, swaps and options.

Derivatives held for trading purposes
Derivatives used to accommodate the needs of clients and to enable the Bank to generate income from its trading activities are recognized on the fair value basis. Unrealized gains are presented as assets and unrealized losses as liabilities in the Consolidated Balance Sheet. Realized and unrealized gains and losses on trading activities are recorded in “Other income” in the Consolidated Statement of Income.

Derivatives held for asset/liability management
Derivative instruments used to manage the Bank’s own risks, in particular interest and exchange rate risks, are recorded using hedge accounting, when appropriate.

Documentation
The Bank prepares formal documentation for all hedging relationships which identifies the hedging derivative and the specific asset or liability or cash flow being hedged. It also documents the risk management objective and strategy used for all hedging activities. The Bank also systematically determines, at inception of the hedge and over the term of the hedging relationship, whether changes in the fair value or cash flows of the hedged item can be effectively offset by changes in the fair value or cash flows of the hedging derivative.

Types of derivatives
The Bank uses mainly interest rate swaps to hedge against changes in the fair values of assets and liabilities and changes in the cash flows related to a variable rate asset or liability.

Recognition
When the derivative is designated and deemed effective as a fair value or cash flow hedge, the related gains and losses are recorded in “Other income” in the Consolidated Statement of Income at the same time as the gains or losses on the assets and liabilities hedged.

Discontinuance of hedge accounting
Realized and unrealized gains and losses on terminated financial instruments or financial instruments that have ceased to be effective before they expire are presented with assets or liabilities in the Consolidated Balance Sheet and recognized in “Other income” in the period during which the underlying hedge activity is recognized. Should the financial instrument once again qualify as a hedging relationship, any fair value already presented in the Consolidated Balance Sheet will be amortized to “Other income.” If a designated hedged item is sold, terminated or expires before the related instrument is terminated, any realized or unrealized gain or loss on the instrument is recognized in “Other income” in the Consolidated Statement of Income.

15(c)-10

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Financial instruments held for non-trading purposes and ineligible for hedge accounting
Financial instruments held for non-trading purposes and which do not qualify for hedge accounting are carried at fair value as an asset or liability. Any change in the fair value of these instruments is recorded in “Other income” in the Consolidated Statement of Income.

Insurance revenues and expenses
Premiums less claims and changes in actuarial liabilities are reflected in “Other income.” Income from securities held by the insurance subsidiaries is included in “Interest income and dividends” in the Consolidated Statement of Income and under “Securities” in the Consolidated Balance Sheet. Amortization of deferred gains and losses on the disposal of securities is included in “Other income.” Administrative costs are recorded in “Operating expenses” in the Consolidated Statement of Income.

Assets under administration and assets under management
The Bank administers and manages assets that are owned by clients but which are not reflected on the Consolidated Balance Sheet. Asset management fees are earned for providing investment and mutual fund management services. Asset administration fees are earned for providing trust, estate administration and custodial services. Fees are recognized in “Other income” as the services are provided.

Employee future benefits
The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans. The Bank also offers its employees certain post-retirement and post-employment benefits, compensated leave and termination benefits (non-pension employee benefits), which are generally not funded. These benefits include health care, life insurance and dental benefits. Employees eligible for the post-retirement benefits are those who retire at certain retirement ages. Employees eligible for post-employment benefits are those on long-term disability or maternity leave.

The Bank records its benefit obligation under employee pension plans and the related costs net of plan assets.

Actuarial valuations are made periodically to determine the present value of plan obligations. The actuarial valuation of accrued pension and post-retirement benefit obligations is based on the projected benefit method prorated on services using the most likely assumptions according to Management as regards future salary levels, cost escalation, retirement age and other actuarial factors. The accrued benefit obligation is valued using market rates as at the measurement date. With regard to the expected long-term returns of plan assets used to calculate pension expense, most of the fixed-income securities in the plans are measured using fair value while equity securities and other assets are measured using a market-related value. This value takes into account the changes in the fair value of assets over a three-year period. Prior to November 1, 2003, all portfolio securities were valued at market-related values. The impact of this change for the year ended October 31, 2004 is negligible.

The cost of pension and other post-retirement benefits earned by employees is established by calculating the sum of the following: the current period accrued benefit cost; the notional interest on the actuarial liability of the plans and the expected long-term return on plan assets; the amortization, over the estimated average remaining service lives of employees, of actuarial gains and losses; and the amounts resulting from the changes made to the assumptions and the plans. The cumulative excess of pension plan contributions over the amounts recorded as expenses is recognized in “Other assets” in the Consolidated Balance Sheet while the cumulative cost of other post-retirement benefits, net of disbursements, is recognized in “Other liabilities.”

Past service costs arising from amendments to the plans are amortized on a straight-line basis over the average remaining service period of active employees on the date of the amendments. The portion of the actuarial net gain or loss which exceeds 10% of either the accrued benefit obligation or the fair value of the plan assets, whichever is higher, is amortized over the average remaining service period of active employees. This average remaining service period varies from 9 to 12 years depending on the plan. When the restructuring of an employee benefit plan gives rise to both a curtailment and a settlement of obligations, the curtailment is accounted for prior to the settlement.

Stock-based compensation plans
On November 1, 2002, the Bank adopted the requirements of CICA standard “Stock-Based Compensation and Other Stock-Based Payments,” which establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services.

In accordance with this standard, rights awarded under the Stock Appreciation Rights (SARs) Plan are recorded at fair value by measuring, on an ongoing basis, the excess of the stock price over the exercise price of the option. The standard applies to SARs outstanding as at the date of the adoption of the recommendations and to subsequent awards. The Bank’s obligation, which results from the variation in the stock’s market price, is recognized in income on a straight-line basis over the vesting period, i.e., four years, and a corresponding amount is included in “Other liabilities.” When the vesting period expires and until the SARs are exercised, the change in the obligation attributable to variations in the stock price is recognized by increasing or decreasing the compensation expense for the period in which the variations occur. With regard to SARs outstanding as at the date of the adoption of the recommendations, the application of the new transitional provisions of the standard, taking into account the liability previously recognized by the Bank, did not require any cumulative adjustment to the balance of retained earnings as at November 1, 2002.

15(c)-11

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

The Bank uses the fair value based method to account for stock options awarded under its Stock Option Plan subsequent to November 1, 2002. The fair value of the stock options is estimated on the grant date using the Black-Scholes model.

This cost is recognized on a straight-line basis over the vesting period, i.e., four years, as an increase in compensation expense and contributed surplus. When the options are exercised, the proceeds and the contributed surplus are credited to common share paid-up capital. For options awarded before November 1, 2002, no compensation expense is recognized. Any consideration paid by employees upon exercise of stock options is also credited to common share paid-up capital. The exercise price of each option awarded is equal to the closing price of the common shares of the Bank on The Toronto Stock Exchange on the business day preceding the date of the award.

The Bank also offers a Deferred Stock Unit (“DSU”) Plan for Officers intended for certain members of senior management and other key employees of the Bank and its subsidiaries. Under the Plan, a portion of the value of the officer’s compensation is tied to the future value of the Bank’s common shares as an incentive award. A DSU is a right whose value corresponds to the market value of a common share of the Bank at the time the DSU is awarded. DSUs vest according to specific criteria and on the dates established in the officer’s grant letter. Additional DSUs are allocated to the officer’s account in proportion to the dividends paid on common shares of the Bank. DSUs can only be exercised when the officer retires or ceases to be a Bank employee. The compensation expense for this plan is recorded under “Operating expenses” in the year the incentive award vests to the officer. Any change in the value of DSUs is recorded to “Operating expenses” in the Consolidated Statement of Income.

Comparative figures
Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

2	Changes in Accounting Policies

2a. Recent Accounting Standards Adopted

Generally accepted accounting principles
On November 1, 2003, the Bank adopted the requirements of Section 1100 of the CICA Handbook, “Generally Accepted Accounting Principles.” This Section establishes standards for financial reporting in accordance with generally accepted accounting principles (“GAAP”) and identifies other sources to consult when selecting accounting policies and determining appropriate disclosures when a matter is not dealt with explicitly in the primary sources of GAAP. The application of this standard eliminates certain practices that may have been used within a particular industry. The only material impact on the results of the Bank is that mortgage loan prepayment fees are no longer amortized. Since November 1, 2003, certain prepayment fees have been recognized in the Consolidated Statement of Income under “Lending fees” when earned. Prior to November 1, 2003, these fees were deferred and amortized to interest income over the term of the loan. Following the adoption of Section 1100, an unamortized balance of mortgage loan prepayment fees, which amounted to $25 million as at October 31, 2003 ($16 million net of income taxes), was recorded during the year in the Consolidated Statement of Income under “Lending fees.” In addition, the net amounts receivable from financial institutions related to cheques and other items in the clearing process are now presented as assets in the Consolidated Balance Sheet, while net amounts payable to individual financial institutions are presented as liabilities. As at October 31, 2003, the net balance for all financial institutions was presented as an asset in the Consolidated Balance Sheet.

Hedging relationships
On November 1, 2003, the Bank adopted CICA Accounting Guideline No. 13 “Hedging Relationships” (AcG-13). This Guideline identifies the circumstances in which hedge accounting is appropriate and discusses the identification, designation, documentation and effectiveness of hedging relationships and the discontinuance of hedge accounting, but does not cover hedge accounting techniques. Monetary or derivative financial instruments used in risk management that satisfy the conditions for hedge accounting are recorded using the hedge accounting methodology described in Note 1.

Derivative financial instruments that do not qualify for hedge accounting under AcG-13 are carried at fair value on the Consolidated Balance Sheet as at November 1, 2003. The resulting $16 million net transitional gain is deferred and recognized in income over the remaining life of the hedged item.

Impairment of long-lived assets
Effective November 1, 2003, the Bank adopted the recommendations of CICA standard “Impairment of Long-Lived Assets,” which establishes the standards for the recognition, measurement and disclosure of the impairment of long-lived assets. This standard stipulates that an impairment loss should be recognized when the carrying value of a long-lived asset intended for use exceeds the sum of the undiscounted cash flows expected from its use and eventual disposition. The impairment loss is to be measured as the excess of the carrying value of the asset over its fair value. The adoption of this standard had no impact on the consolidated financial statements for the fiscal year ended October 31, 2004.

Equity-linked deposit contracts
On November 1, 2003, the Bank adopted CICA Accounting Guideline No. 17 “Equity-Linked Deposit Contracts.” Under this Guideline, the Bank may record at fair value certain deposit obligations for which the obligation varies according to the return on equities or an equity index and which entitle investors, after a specified period of time, to receive the higher of a stated percentage of their principal investment and a variable amount based on the return of equities or an equity index. Any subsequent changes in fair value are recognized in the Consolidated Statement of Income as they arise.

15(c)-12

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

The adoption of this Guideline did not have a material impact on the consolidated financial statements for the year ended October 31, 2004.

2b. Recent Accounting Standards Pending Adoption

Variable interest entities
On November 1, 2004, the Bank will adopt Accounting Guideline No. 15 “Consolidation of Variable Interest Entities” (AcG-15). This Guideline is harmonized with new FASB Interpretation No. 46 (FIN 46R) “Consolidation of Variable Interest Entities” and provides guidance on the application of the standards set out in CICA Handbook Section 1590 “Subsidiaries” for certain entities defined as variable interest entities (“VIEs”). VIEs are entities in which equity investors do not have controlling financial interest or the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. AcG-15 requires the consolidation of a VIE by its primary beneficiary, i.e., the party that receives the majority of the expected residual returns and/or absorbs the majority of the entity’s expected losses. Based on information currently available, the application of the provisions of AcG-15 on November 1, 2004 will result in the consolidation of certain mutual funds in which the Bank has a significant investment and the consolidation of the VIE that leases the Bank’s head office building under a capital lease. The estimated impact of this standard will be an increase in “Premises and equipment” of $84 million, “Securities” of $54 million, “Other assets” of $3 million, “Other liabilities” of $93 million, “Non-controlling interest” of $45 million, and “Retained earnings” of $3 million. The Bank continues to evaluate the impact of this new Guideline on its consolidated financial statements.

Investment companies
In January 2004, the CICA issued Accounting Guideline No. 18 “Investment Companies.” Under this Guideline, investment companies are required to account for all their investments at fair value, including investments that would otherwise be consolidated or accounted for using the equity method. The Guideline sets out the criteria for determining whether a company is an investment company and also provides guidance on the circumstances in which the parent company of, or equity method investor in, an investment company should account for the investment company’s investments at fair value.

The provisions of the Guideline will apply to the Bank as of November 1, 2004. They will be applied prospectively. The Bank is currently evaluating the impact of this new Guideline.

3 Securitization Transactions

Mortgage loans
During 2004, the Bank securitized $1,527 million of guaranteed residential mortgage loans (2003: $1,529 million) through the creation of mortgage-backed securities. The Bank received net cash proceeds of $1,520 million (2003: $1,522 million) and retained the rights to the excess spread of $47 million (2003: $66 million) earned on the mortgage loans. The Bank also recorded a servicing liability of $9 million (2003: $10 million). A pre-tax gain of $31 million (2003: $50 million, $1 million of which was from mortgage-backed securities created and unsold before November 1, 2002), net of transaction fees, was recognized in the Consolidated Statement of Income under “Securitization revenues.”

During 2003, the Bank made an upward revision to one of its assumptions, the prepayment rate, which is used to evaluate the fair value of retained rights to the excess spread on all securitized mortgage loans. As a result of this change in assumption, the Bank recorded a permanent impairment charge for retained rights of approximately $3 million in the Consolidated Statement of Income under “Securitization revenues.”

Credit card receivables
Under a 1998 agreement, the Bank sells credit card receivables on a revolving basis to a trust. During 2003, the Bank sold an additional $200 million of its credit card receivables. The Bank received cash proceeds of $199 million, net of an initial reserve of $1 million, and transaction fees, and retained the rights to the excess spread of $6 million generated on the receivables, net of any credit losses. The Bank also recorded a servicing liability of approximately $1 million and recognized a pre-tax gain of approximately $5 million, net of transaction fees. Following the maturity of a $200 million bond during fiscal 2004 (net repayment of $300 million in 2003), gross securitized credit card receivables outstanding declined from $1.1 billion as at October 31, 2003 to $900 million as at October 31, 2004.

15(c)-13

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Key assumptions
The key assumptions used to measure the fair value of retained interests as at the securitization date for transactions carried out during 2004 and 2003 were as follows:

	Guaranteed		Credit card		Personal
	mortgage loans		receivables		loans
	2004	2003	2004	2003	2004	2003

Weighted average term (months)	27.1	29.7	-	-	13.3	13.4
Payment rate	-	-	31.2%	30.8%	-	-
Prepayment rate	20.0%	20.0%	-	-	30.0%	30.0%
Excess spread, net of credit losses	1.3%	1.7%	10.3%	11.3%	1.8%	3.8%
Expected credit losses	-	-	3.4%	3.3%	1.2%	1.2%
Discount rate	3.9%	4.1%	21.0%	21.0%	21.0%	21.0%

The table below presents certain amounts recorded in the consolidated financial statements with respect to securitization operations:

	Securitization				Investment		Other
	revenues				account securities		liabilities
	Gains (losses)				Cash deposits
	on sale of assets		Retained interests		at a trust		Servicing liability
	2004	2003	2004	2003	2004	2003	2004	2003

Mortgage loans
- Guaranteed	31	50	99	97	-	-	16	15
- Other(1)	-	-	-	-	20	23	-	-
Credit card receivables	38	33	13	17	5	6	3	3
Consumer loans(2)	-	-	-	1	-	19	-	-
Personal loans(3)	(2)	4	7	17	26	25	4	4
Total	67	87	119	132	51	73	23	22

(1)	During 2000, the Bank sold uninsured mortgage loans on properties with five or more units to a trust.
(2)	During 2001, the Bank sold consumer loans to a trust. The Bank terminated this program in March 2004. At that time, outstanding loans represented less than 10% of the portfolio originally sold.
(3)
During 2002, the Bank sold a $515 million portfolio of fixed-rate personal loans to a trust, and the trust issued $515 million of bonds. On a revolving basis, the Bank sells most of its new fixed-rate loans to this trust each month.

The table below presents total securitized assets and certain credit data on securitized assets:

				2004				2003
	Securitized		Impaired	Net credit	Securitized		Impaired	Net credit
	assets		loans	losses	assets		loans	losses

Mortgage loans
- Guaranteed	3,520	(1)	-	-	3,643	(1)	-	-
- Other	293		-	-	443		-	-
Credit card receivables	900		4	40	1,100		8	31
Consumer loans	-		-	1	145		3	2
Personal loans	515		3	8	515		2	7
Total	5,228	(2)	7	49	5,846		13	40

(1)
Includes $243 million of mortgage-backed securities created and unsold in 2004 (2003: $720 million). These securities are presented in the Consolidated Balance Sheet under “Securities - Investment account.”

(2)	Commitments under securitization programs, maturing or renewable in 2005, amount to $706 million, or $500 million for the credit card program and $206 million for the personal loans program.

15(c)-14

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

The table below summarizes certain cash flows received from securitization vehicles:

	Guaranteed		Credit card		Consumer		Personal
	mortgage loans		receivables		loans		loans
	2004	2003	2004	2003	2004	2003	2004	2003

Proceeds from new securitizations	1,527	1,529	-	200	-	-	-	-
Proceeds collected and reinvested in
revolving securitizations	-	-	3,273	3,085	-	-	377	345
Cash flows from retained interests
in securitizations	55	61	64	48	-	6	27	25

As at October 31, the sensitivity of the current fair value of these retained interests to immediate 10% and 20% adverse changes in key assumptions was as follows:

Sensitivity of key assumptions to adverse changes

	Guaranteed		Credit card		Personal
Assumptions	mortgage loans		receivables		loans
	2004	2003	2004	2003	2004	2003

Prepayment rate	20.0%	20.0%	31.2%	30.8%	30.0%	30.0%
Impact on fair value of 10% adverse change	$(2.6)	$(3.0)	$(0.9)	$(1.2)	$(0.2)	$(0.3)
Impact on fair value of 20% adverse change	$(5.2)	$(5.8)	$(1.7)	$(2.3)	$(0.4)	$(0.6)

Excess spread, net of credit losses	1.5%	1.6%	10.3%	11.3%	1.8%	3.8%
Impact on fair value of 10% adverse change	$(9.9)	$(9.8)	$(1.3)	$(1.7)	$(1.3)	$(1.7)
Impact on fair value of 20% adverse change	$(19.7)	$(19.5)	$(2.7)	$(3.5)	$(2.6)	$(3.4)

Discount rate	4.2%	4.7%	21.0%	21.0%	21.0%	21.0%
Impact on fair value of 10% adverse change	$(0.4)	$(0.5)	$(0.1)	$(0.1)	$(0.6)	$(0.7)
Impact on fair value of 20% adverse change	$(0.8)	$(1.0)	$(0.1)	$(0.2)	$(1.1)	$(1.4)

Servicing	0.3%	0.3%	2.0%	2.0%	1.0%	1.0%
Impact on fair value of 10% adverse change	$(1.6)	$(1.5)	$(0.3)	$(0.3)	$(0.4)	$(0.4)
Impact on fair value of 20% adverse change	$(3.3)	$(3.0)	$(0.5)	$(0.6)	$(0.8)	$(0.9)

These sensitivities are hypothetical and should be used with caution. Changes in fair value attributable to changes in assumptions generally cannot be extrapolated because the relationship between the change in the assumption and the change in fair value may not be linear. Changes affecting one factor may result in changes to another, which might magnify or counteract the sensitivities attributable to changes in assumptions.

15(c)-15

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

4	Securities

Securities held are as follows:

	Under	1 to	5 to	Over	No	2004	2003
	1 year	5 years	10 years	10 years	maturity	Total	Total

Investment account
Securities issued or guaranteed by
Canada
Unamortized cost	316	1,980	77	20	-	2 393	2 564
Fair value	319	2,015	80	21	-	2 435	2 615
Provinces
Unamortized cost	1	44	80	25	-	150	617
Fair value	1	44	84	27	-	156	646
Municipalities or school boards
Unamortized cost	-	-	2	-	-	2	9
Fair value	-	-	2	-	-	2	10
U.S. Treasury and other U.S. agencies
Unamortized cost	25	126	112	-	-	263	604
Fair value	25	127	113	-	-	265	601
Other debt securities
Unamortized cost	1,309	1,416	449	127	172	3,473	1,692
Fair value	1,315	1,415	461	128	172	3,491	1,687
Equity securities
Cost	74	180	24	19	850	1,147	1,512
Fair value	77	190	26	17	893	1,203	1,567
Total carrying value	1,725	3,746	744	191	1,022	7,428	6,998
Total fair value	1,737	3,791	766	193	1,065	7,552	7,126
Trading account
Securities issued or guaranteed by
Canada	5,180	1,536	1 261	254	-	8,231	9,610
Provinces	596	1,258	939	781	-	3,574	3,616
Municipalities or school boards	119	224	83	8	-	434	393
U.S. Treasury and other U.S. agencies	448	1,037	304	215	-	2,004	34
Other debt securities	1,280	677	684	135	-	2,776	2,127
Equity securities	10	5	1	8	3,518	3,542	3,371
	7,633	4,737	3,272	1,401	3,518	20,561	19,151
Total carrying value of securities	9,358	8,483	4,016	1,592	4,540	27,989	26,149
Total fair value of securities	9,370	8,528	4,038	1,594	4,583	28,113	26,277

Where no organized market exists for which prices are available, the fair value is estimated using the market prices of similar securities.

15(c)-16

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Unrealized gains (losses) are as follows:

				2004				2003
		Gross	Gross			Gross	Gross
	Carrying	unrealized	unrealized	Fair	Carrying	unrealized	unrealized	Fair
	Value	gains	losses	value	value	gains	losses	value

Investment account
Securities issued or
guaranteed by
Canada	2,393	42	-	2,435	2,564	51	-	2,615
Provinces	150	6	-	156	617	29	-	646
Municipalities or school boards	2	-	-	2	9	1	-	10
U.S. Treasury and other
U.S. agencies	263	2	-	265	604	-	(3)	601
Other debt securities	3,473	24	(6)	3,491	1,692	16	(21)	1,687
Equity securities	1,147	83	(27)	1,203	1,512	90	(35)	1,567
Total investment account	7,428	157	(33)	7,552	6,998	187	(59)	7,126

5	Loans and Impaired Loans

		Impaired loans
				Country
	Gross	Gross	Specific	risk	Net
	amount	allowance	allowances	allowance	balance

October 31, 2004
Residential mortgage	15,500	4	2	-	2
Personal and credit card	7,825	32	17	-	15
Business and government	18,751	352	209	-	143
	42,076	388	228	-	160
General allowance(1)					(350)
Impaired loans, net of specific and general allowances					(190)

October 31, 2003
Residential mortgage	13,976	7	3	-	4
Personal and credit card	6,101	33	17	-	16
Business and government	18,934	436	186	19	231
	39,011	476	206	19	251
General allowance(1)					(405)
Impaired loans, net of specific and general allowances					(154)

As at October 31, 2004, net foreclosed assets held for sale represented a negligible net amount (2003: $6 million) and foreclosed assets held for use, $1 million (2003: $4 million).

(1)	The general allowance for credit risk was created taking into account the Bank’s credit in its entirety.

15(c)-17

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

6	Allowance for Credit Losses

The changes made to allowances during the year are as follows:

		Allocated	Unallocated	Country
	Specific	general	general	risk	2004	2003
	allowances	allowance	allowance	allowance	Total	Total

Allowances at beginning	206	300	105	19	630	662
Provision for credit losses	141	(28)	(27)	-	86	177
Write-offs	(178)	-	-	(19)	(197)	(259)
Recoveries	59	-	-	-	59	50
Allowances at end	228	272	78	-	578	630

7	Premises and Equipment

			2004	2003
		Accumulated	Net	Net
		amorti-	carrying	carrying
	Cost	zation	value	value

Land	8	-	8	10
Buildings	73	38	35	53
Equipment and furniture	516	393	123	102
	597	431	166	165
Leasehold improvements	101	-	101	98
	698	431	267	263
Amortization for the year recorded in the
Consolidated Statement of Income			52	49

8	Goodwill and Intangible Assets

The Bank performs an annual impairment test of goodwill and intangible assets with indefinite lives. No impairment loss was recorded in 2004 or 2003.

The change in the carrying value of goodwill is as follows:

		Wealth
	Personal and	Manage-	Financial
	Commercial	ment	Markets	Total

Balance as at October 31, 2002	61	408	192	661
Other	-	(1)	-	(1)
Balance as at October 31, 2003	61	407	192	660
Acquisitions	-	1	-	1
Other	(12)	13	-	1
Balance as at October 31, 2004	49	421	192	662

15(c)-18

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Intangible assets are:

			2004	2003
		Accumulated	Net	Net
		Amorti-	carrying	carrying
	Cost	zation	value	value

Trademarks(1)	11	-	11	11
Management contracts(1)	160	-	160	160
Other	16	7	9	12
Total	187	7	180	183

(1)	Not subject to amortization.

9	Other Assets

	2004	2003

Fair value of trading derivatives (Note 19)	2,735	2,560
Interest and dividends receivable	601
Prepaid expenses and other receivables	378	353
Future income tax assets (Note 16)	334
Brokers’ client accounts	135
Investments in companies subject to significant influence	119	124
Accrued benefit asset (Note 13)	347
Other	475
	4,844	4,929

10	Deposits

		Payable	Payable
	Payable	after	on a fixed	2004	2003
	on demand	notice	date	Total	Total

Personal	2,143	6,905	14,627	23,675	23,512
Business and government	7,542	5,327	11,430	24,299	22,700
Deposit-taking institutions	442	41	4,975	5,458	5,251
	10,127	12,273	31,032	53,432	51,463

11	Other Liabilities

	2004	2003

Fair value of trading derivatives (Note 19)	2,386	2,327
Interest and dividends payable	570
Income taxes payable	289
Future income tax liabilities (Note 16)	255	215
Accrued benefit liability (Note 13)	91
Trade and other payables	1,839
Brokers’ client accounts	132
Commitments related to insurance operations	92	99
Subsidiaries’ debts to third parties	511
Accounts payable and deferred income	324	342
Other	577
	7,931	6,992

15(c)-19

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

12	Subordinated Debentures

Debentures are subordinated in right of payment to the claims of depositors and certain other creditors.

Maturity date		Interest rate	Characteristics	Denominated in foreign currency	2004	2003

December	2003	7.50%	Not redeemable by the Bank prior to maturity		-	45
August	2004	8.13%	Not redeemable by the Bank prior to maturity unless the debentures become subject to foreign taxes	(2003: US 26)	-	34
November	2009	7.75%	Not redeemable by the Bank prior to maturity unless the debentures become subject to foreign taxes	US 250	305	330
June	2010	6.90%(1)	Not redeemable prior to June 7, 2005		350	350
October	2011	7.50%(2)	Redeemable since October 17, 2001		150	150
October	2012	6.25%(3)	Not redeemable prior to October 31, 2007		300	300
April	2014	5.70%(4)	Redeemable since April 16, 2004		250	250
February	2087	Floating(5)	Redeemable at the Bank’s option since February 28, 1993	US 44	53	57
Total					1,408	1,516

(1)	Bearing interest at a rate of 6.90% until June 7, 2005, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(2)	Bearing interest at a rate of 7.50% until October 17, 2006, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(3)	Bearing interest at a rate of 6.25% until October 31, 2007, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(4)	Bearing interest at a rate of 5.70% until April 16, 2009, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(5)	Bearing interest at an annual rate of 1/8% above LIBOR.

The subordinated debenture maturities are as follows:

2005	-
2006	-
2007	-
2008	-
2009	305
2010 to 2014	1,050
2015 and thereafter	53

13	Employee Future Benefits

The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans.

The effective dates of the most recent actuarial valuations and those of compulsory future valuations to ensure the funded status of these plans are:

	Date of most recent	Date of compulsory
	actuarial valuation	actuarial valuation

Employee pension plan	December 31, 2002	December 31, 2005
Pension plan for designated employees	December 31, 2003	December 31, 2006
Post-Retirement Allowance Program	January 1, 2003	December 31, 2004

The Bank’s employee pension plans provide for the payment of benefits based on length of service and final average earnings of the employees covered by the plans. The Bank also offers a variety of complementary, contributory insurance plans to eligible current and retired employees, their spouses and their dependants. However, these benefit plans are not funded.

The following tables describe the Bank’s commitments and costs for these employee future benefits, presented in accordance with the standards defined in Section 3461 of the CICA Handbook, “Employee Future Benefits.” The measurement date used is October 31 of each year.

15(c)-20

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Accrued benefit asset (liability)

	Pension benefit plans		Other benefit plans
	2004	2003	2004	2003

Accrued benefit obligation
Balance at beginning	1,305	1,172	104	109
Current service cost	31	28	4	11
Interest cost	89	84	7	8
Employee contributions	15	14	-	-
Benefits paid	(56)	(54)	(5)	(11)
Plan amendments	-	9	-	-
Settlement of long-term disability obligations	-	-	-	(27)
Actuarial losses	96	52	6	14
Balance at end	1,480	1,305	116	104

Plan assets
Fair value at beginning	1,365	965	-	-
Actual return on plan assets	104	156	-	-
Bank contributions	49	284	-	-
Employee contributions	15	14	-	-
Benefits paid	(56)	(54)	-	-
Fair value at end	1,477	1,365	-	-

Funded status - plan surplus (deficit)	(3)	60	(116)	(104)
Unamortized net actuarial losses	346	271	18	13
Unamortized past service costs	15	16	-	-
Accrued benefit asset (liability) at end	358	347	(98)	(91)

The accrued benefit asset (liability) is presented as follows in the Consolidated Balance Sheet:

	Pension benefit plans		Other benefit plans
	2004	2003	2004	2003

Accrued benefit asset included in “Other assets”	358	347	-	-
Accrued benefit liability included in “Other liabilities”	-	-	(98)	(91)
	358	347	(98)	(91)

Included in the above accrued benefit obligation and fair value of plan assets at year-end are the following amounts in respect of benefit plans with accrued benefit obligations in excess of plan assets:

	2004	2003

Fair value of plan assets	1,390	35
Accrued benefit obligation	1,424	42
Funded status - plan deficit	(34)	(7)

As at October 31, plan assets consist of:

	2004	2003
	%	%
Asset category
Money market	5	12
Bonds	28	24
Equities	56	53
Other	11	11
	100	100

15(c)-21

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Plan assets include securities issued by the Bank. As at October 31, 2004, these investments totalled $128 million (2003: $94 million).

In fiscal 2004, the Bank or its subsidiaries received close to $5 million in management fees for related management, administration and custodial services.

Elements of defined benefit expense for the years ended October 31:

	Pension benefit plans		Other benefit plans
	2004	2003	2004	2003

Current service cost	31	28	4	11
Interest cost	89	84	7	8
Actual return on plan assets	(104)	(156)	-	-
Actuarial losses on accrued benefit obligation	96	52	6	14
Plan amendments	-	9	-	-
Additional settlement cost for long-term disability benefits	-	-	-	7
Curtailment and settlement loss	2	-	-	-
Expense before adjustments to recognize the long-term nature
of employee future benefits	114	17	17	40

Difference between expected return and actual
return on plan assets for year	5	70	-	-
Difference between actuarial losses (gains) recognized for year and actual actuarial losses (gains) on accrued benefit
obligation for year	(83)	(48)	(6)	(14)
Difference between amortization of past service costs for
year and actual plan amendments for year	2	(7)	-	-
Defined benefit expense	38	32	11	26

The significant assumptions used by the Bank are as follows (weighted average):

	Pension benefit plans		Other benefit plans
	2004	2003	2004	2003
	%	%	%	%
Accrued benefit obligation as of October 31
Discount rate	6.25	6.75	6.50	6.75

Rate of compensation increase	4.00	4.00	4.00	4.00

Defined benefit expense determined for years ended
as at October 31
Discount rate	6.75	7.00	6.75	7.00
Expected long-term rate of return on plan assets	7.50	7.75	-	-
Rate of compensation increase	4.00	4.25	4.00	3.25

For measurement purposes, a 7.7% annual rate of increase (2003: 8.3%) in the per capita cost of covered healthcare benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.9% for 2008 and remain at that level thereafter.

15(c)-22

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

A 1% change in the expected healthcare cost trend rate would have the following impact:

	1% increase	1% decrease

Sensitivity analysis of other benefit plans
Impact on current service and interest cost	1	(1)
Impact on accrued benefit obligation	12	(10)

The table below shows the possible impact of changes in certain significant weighted average assumptions used to measure the accrued pension benefit obligation and the related expense:

Sensitivity of significant actuarial assumptions in 2004

	Obligation	Pension plans Expense

Impact of a 0.25% change in significant actuarial assumptions:

Discount rate
Decrease of 0.25%	51	6
Increase of 0.25%	(51)	(6)

Expected long-term rate of return on plan assets
Decrease of 0.25%	-	3
Increase of 0.25%	-	(3)

Rate of compensation increase
Decrease of 0.25%	(13)	(3)
Increase of 0.25%	13	3

The sensivity analysis presented in the above table must be used with caution given that the changes are hypothetical and the changes in each significant assumption may not be linear.

Cash payments for employee future benefits for the years ended October 31 are as follows:

	2004	2003

Bank pension benefit plan contributions	49	284
Benefits paid (other benefit plans), excluding the settlement of long-term disability benefits	5	11

14	Capital Stock

Authorized
First preferred shares
An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $1 billion.

Second preferred shares
15 million shares, without par value, issuable for a maximum aggregate consideration of $300 million.

Common shares
An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $3 billion.

15(c)-23

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

				2004
Shares outstanding and dividends declared		Shares		Dividends
	Number of shares	$	$	Per share

First preferred shares
Series 13	7,000,000	175	11	1.6000
Series 15	8,000,000	200	12	1.4625
Preferred shares and dividends	15,000,000	375	23

Common shares at beginning	174,619,903	1,583
Issued pursuant to the Dividend Reinvestment and
Share Purchase Plan and the Stock Option Plan	1,510,350	42
Repurchase of common shares	(8,700,000)	(80)
Common shares at end and dividends	167,430,253	1,545	243	1.4200
Total dividends			266

				2003
Shares outstanding and dividends declared		Shares		Dividends
	Number of shares	$	$	Per share

First preferred shares
Series 12	-	-	4	0.8125
Series 13	7,000,000	175	11	1.6000
Series 15	8,000,000	200	10	1.1480
Preferred shares and dividends	15,000,000	375	25

Common shares at beginning	182,596,351	1,639
Issued pursuant to the Dividend Reinvestment and
Share Purchase Plan and the Stock Option Plan	1,123,552	26
Repurchase of common shares	(9,100,000)	(82)
Common shares at end and dividends	174,619,903	1,583	193	1.0800
Total dividends			218

Characteristics of first preferred shares (amounts in dollars)

Series 13
Redeemable in cash at the Bank’s option, subject to the prior approval of the Superintendent and upon notice of not more than 60 and not less than 30 days, i) on August 15, 2005 and on the last day of each period of five years plus one day thereafter (conversion date), in whole at any time or in part from time to time, at a price equal to $25 per share plus all declared and unpaid dividends at the date fixed for redemption and, ii) after August 15, 2005, other than on a conversion date, in whole but not in part, at a price equal to $25.50 per share, plus all declared and unpaid dividends at the date fixed for redemption; non-cumulative preferential dividends at a quarterly rate of $0.40 per share for the first five years and at a variable rate thereafter.

Convertible at the holder’s option on August 15, 2005 or a subsequent conversion date into fully paid preferred shares, Series 14.

Series 15
Redeemable in cash at the Bank’s option, subject to the prior approval of the Superintendent, on or after May 15, 2008, in whole or in part, at a price equal to $26 per share if redeemed before May 15, 2009, at a price equal to $25.75 per share if redeemed during the 12-month period preceding May 15, 2010, at a price equal to $25.50 per share if redeemed during the 12-month period preceding May 15, 2011, at a price equal to $25.25 per share if redeemed during the 12-month period preceding May 15, 2012, and at a price equal to $25 per share if redeemed on or after May 15, 2012, plus, in all cases, all declared and unpaid dividends at the date fixed for redemption.

Issuance and redemption of preferred shares
On January 31, 2003, the Bank issued 8,000,000 first preferred shares with non-cumulative preferential dividends at a quarterly rate of $0.365625 per share, Series 15, for a consideration of $195 million, net of fees of $5 million.

On May 15, 2003, the Bank redeemed for cancellation all 5,000,000 first preferred shares with non-cumulative dividends, Series 12, at a price equal to $25 per share, plus all declared and unpaid dividends until the date of redemption.

15(c)-24

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Repurchase of common shares
On December 8, 2003, the Bank commenced a normal course issuer bid for the repurchase of up to 8,700,000 common shares over a 12-month period ending no later than December 7, 2004. Purchases were made in the open market at market prices through the facilities of The Toronto Stock Exchange. Premiums paid above the average carrying value of the common shares were charged to retained earnings. As at October 31, 2004, the Bank completed the repurchase of 8,700,000 common shares at a cost of $382 million, which reduced common equity capital by $80 million and retained earnings by $302 million.

On January 20, 2003, the Bank commenced a normal course issuer bid for the repurchase of up to 9,100,000 common shares over a 12-month period ending no later than January 19, 2004. Purchases were made in the open market at market prices through the facilities of The Toronto Stock Exchange. Premiums paid above the average carrying value of the common shares were charged to retained earnings. As at October 31, 2003, the Bank completed the repurchase of 9,100,000 common shares at a cost of $298 million, which reduced common equity capital by $82 million and retained earnings by $216 million.

Reserved common shares
As at October 31, 2004, 3,964,354 common shares (2003: 4,251,099) were reserved under the Dividend Reinvestment and Share Purchase Plan and 16,155,918 common shares (2003: 17,392,723) were reserved under the Stock Option Plan.

In connection with the acquisition of Putnam Lovell Group Inc., 476,119 common shares were reserved, with issuance contingent upon certain profitability targets being met as at December 31, 2004. If applicable, the value of the shares granted will increase goodwill.

Restriction on the payment of dividends
Under the Bank Act, the Bank is prohibited from declaring dividends on its common or preferred shares if there are reasonable grounds for believing that the Bank would, by so doing, be in contravention of the regulations of the Bank Act or the guidelines of the Superintendent with respect to capital adequacy and liquidity. In addition, the ability to pay common share dividends is restricted by the terms of the outstanding preferred shares pursuant to which the Bank may not pay dividends on its common shares without the approval of the holders of the outstanding preferred shares, unless all preferred share dividends have been declared and paid or set aside for payment.

15	Stock-Based Compensation

The Bank has four stock-based compensation plans:

Stock Appreciation Rights (SARs) Plan
The Bank offers a Stock Appreciation Rights Plan to senior management and other key employees of the Bank and its subsidiaries (“designated employees”). Under the SARs Plan, when designated employees exercise their SARs, they receive a cash amount equal to the difference between the market price of a common share of the Bank on the exercise date of the SAR and the exercise price of the SAR. The exercise price of each SAR awarded is equal to the market price of the stock at closing on the day before the date of the award. SARs vest evenly over a four-year period and expire 10 years from the award date or, in certain circumstances set out in the Plan, within specified time limits.

		2004		2003
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of SARs	price	of SARs	price

SARs Plan
Outstanding at beginning	1,269,640	$17.71	1,869,225	$17.42
Awarded	16,000	$41.00	24,500	$30.95
Exercised	(566,310)	$17.19	(600,285)	$17.31
Cancelled	(3,650)	$27.34	(23,800)	$19.01
Outstanding at end	715,680	$18.59	1,269,640	$17.71
Exercisable at end	668,649	$17.58	956,293	$17.20

15(c)-25

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

	SARs	SARs
Exercise price	outstanding	exercisable	Expiry date

$13.50	66,100	66,100	December 2006
$24.50	5,900	5,900	December 2007
$25.00	7,025	7,025	December 2008
$17.35	556,080	556,080	December 2009
$24.90	25,025	18,769	December 2010
$28.01	19,550	9,775	December 2011
$30.95	20,000	5,000	December 2012
$41.00	16,000	-	December 2013
Total	715,680	668,649

Stock Option Plan
The Bank offers a Stock Option Plan to senior management and other key employees of the Bank and its subsidiaries (“designated employees”). Under the Bank’s Stock Option Plan, options are periodically awarded to designated employees. These options provide employees with the right to subscribe for common shares of the Bank at an exercise price equal to the market price of shares on the day before the date of the award. The options vest evenly over a four-year period and expire 10 years from the award date or, in certain circumstances set out in the Plan, within specified time limits. The maximum number of common shares that may be issued under the Stock Option Plan is 16,155,918 as at October 31, 2004. The maximum number of common shares reserved for a participant may not exceed 5% of the total number of Bank shares issued and outstanding. Each participant in the SARs Plan who is a resident of Canada may exchange each SAR held for a stock option governed by the Stock Option Plan at an exercise price representing the market value of a common share at closing on the day preceding the date the option is exchanged.

		2004		2003
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price

Stock Option Plan
Outstanding at beginning	6,134,765	$26.40	5,692,822	$24.38
Awarded	1,376,900	$41.00	1,542,700	$30.95
Exercised	(1,240,055)	$23.39	(858,482)	$20.65
Cancelled	(90,650)	$30.04	(242,275)	$28.45
Outstanding at end	6,180,960	$30.20	6,134,765	$26.40
Exercisable at end	2,826,403	$25.72	2,788,017	$23.68

	Options	Options
Exercise price	outstanding	exercisable	Expiry date

$11.00	86,930	86,930	December 2005
$13.50	92,500	92,500	December 2006
$25.20	309,700	309,700	December 2007
$25.20	564,870	564,870	December 2008
$24.90	931,690	698,768	December 2010
$28.01	1,480,070	740,035	December 2011
$30.95	1,349,400	333,600	December 2012
$41.00	1,365,800	-	December 2013
Total	6,180,960	2,826,403

The fair value on the grant date of options awarded in 2004 was estimated at $9.10 (2003: $6.90) using the Black-Scholes model. The following assumptions were used: i) a risk-free interest rate of 4.37% (2003: 4.54%), ii) an expected life of options of 6 years (2003: 6 years), iii) an expected volatility of 27% (2003: 27%), and iv) an expected dividend yield of 5.00% (2003: 3.36%).

The compensation expense recorded for these stock options was $5 million for the year ended October 31, 2004 (2003: $2 million). The offsetting entry was credited to contributed surplus.

Deferred Stock Unit Plan for Officers
The Deferred Stock Unit (“DSU”) Plan for Officers is for certain members of senior management and other key employees of the Bank and its subsidiaries. A total of 328,851 DSUs were outstanding as at October 31, 2004 (2003: 215,965). The expense for the Plan amounted to $7 million in 2004 (2003: $2 million).

15(c)-26

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Employee Share Ownership Plan
Under the Bank’s Employee Share Ownership Plan, employees who meet the eligibility criteria can contribute up to 8% of their annual gross salary by way of payroll deductions. The Bank matches 25% of the employee contribution amount, to a maximum of $1,500 per annum. Bank contributions vest to the employee after one year of continuous participation in the Plan. Subsequent contributions vest immediately. The Bank’s contributions, amounting to $4 million in 2004 (2003: $4 million), were charged to “Operating expenses” when paid.

16	Income Taxes

The Bank’s income taxes for the years ended October 31 in the consolidated financial statements are as follows:

	2004	2003

Consolidated Statement of Income
Income taxes	318	277

Consolidated Statement of Changes in Shareholders’ Equity
Income taxes related to
Share issuance expenses	-	(2)
Dividends on preferred shares, Series 12, 13 and 15	1	-
Unrealized foreign currency translation adjustments	31	63
	32	61
	350	338

Income taxes were as follows:
Current income taxes	300	333
Future income taxes relating to the inception
and reversal of temporary differences	50	5
Income taxes	350	338

The temporary differences and carryforwards resulting in future income tax assets and liabilities are as follows:

	2004	2003

Future income tax assets
Allowance for credit losses and other liabilities	294	307
Accrued benefit liability - Other benefit plans	30	27
	324	334

Future income tax liabilities
Premises and equipment	20	19
Securitization	30	32
Accrued benefit asset - Pension benefit plans	108	103
Other	97	61
	255	215

15(c)-27

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Reconciliation of the Bank’s income tax rate for the years ended October 31 is as follows:

		2004		2003
	$	%	$	%

Income before income taxes and non-controlling interest	1,071	100.0	928	100.0
Income taxes at Canadian statutory income tax rate	364	34.0	335	36.1
Reduction in income tax rate due to:
Tax-exempt income from securities,
mainly dividends from Canadian corporations	(40)	(3.7)	(35)	(3.8)
Capital gain	-	-	(6)	(0.6)
Rates applicable to subsidiaries abroad	(32)	(3.0)	(30)	(3.2)
Federal large corporations tax and surtax	5	0.5	7	0.8
Other items	21	1.9	6	0.6
	(46)	(4.3)	(58)	(6.2)
Income taxes and effective income tax rate	318	29.7	277	29.9

17	Earnings per Share

Diluted net earnings per common share are calculated based on net income, less dividends on non-convertible preferred shares divided by the average number of common shares outstanding.

	2004	2003

Net income	$725	$624
Dividends on preferred shares	(23)	(25)
Net income available to common shareholders - basic and diluted	702	599

Average number of common shares outstanding (thousands)
Average basic number of common shares outstanding	170,918	177,751
Adjustment to number of common shares
Stock options	2,358	1,484
Average diluted number of common shares outstanding	173,276	179,235

18	Guarantees, Commitments and Contingent Liabilities

Guarantees
On April 30, 2003, the Bank adopted the requirements of CICA Accounting Guideline No. 14 “Disclosure of Guarantees” (AcG-14). This Guideline broadens the definition of guarantees and requires that the guarantor disclose significant information on the guarantees which it has provided.

AcG-14 defines a guarantee as a contract (including an indemnity) that contingently requires the guarantor to make payments (either in cash, financial instruments, other assets or shares of the entity, or provision of services) to the beneficiary due to (a) changes in interest rate, security or commodity price, foreign exchange rate, index or other variable, including the occurrence or non-occurrence of a specified event, that is related to an asset, a liability or an equity security of the beneficiary of the guarantee, (b) failure of a third party to perform under a contractual agreement or (c) failure of a third party to pay its indebtedness when due.

Significant guarantees issued by the Bank and in effect as at October 31, 2004 are described below.

Letters of guarantee
In the normal course of business, the Bank issues letters of guarantee. These letters of guarantee represent irrevocable commitments that the Bank will make payments in the event that a client cannot meet its financial obligations to third parties. The Bank’s policy for requiring collateral security with respect to letters of guarantee is similar to that for loans. Generally, the term of these letters of guarantee is less than two years. The maximum potential future payments for letters of guarantee totalled approximately $1,225 million as at October 31, 2004 (2003: $903 million). The general allowance for credit losses covers all credit risks including those relating to letters of guarantee.

Backstop liquidity facilities
The Bank provides backstop liquidity facilities under asset-backed commercial paper conduit programs administered by it further to securitization operations. The Bank also administers a multi-seller conduit that buys various financial assets from clients and finances these purchases by issuing asset-backed commercial paper. The Bank also provides backstop liquidity facilities for commercial paper to this multi-seller conduit.

15(c)-28

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

The backstop liquidity facilities may only be drawn upon if, after market disruption, the conduit was unable to access the commercial paper market. These guarantees have a duration of less than one year and are renewable periodically. The terms of the backstop liquidity facilities do not require the Bank to advance money to the conduit in the event of a bankruptcy or to fund non-performing or defaulted assets. None of the backstop liquidity facilities provided by the Bank have been drawn upon to date. As at October 31, 2004, the maximum potential future payments the Bank may be required to make under these backstop liquidity facilities was $1,378 million (2003: $441 million). No amount has been accrued in the Consolidated Balance Sheet with respect to these backstop liquidity facilities.

Derivatives
In the normal course of business, the Bank enters into written put options to meet the needs of its clients and for its own risk management and trading activities. Put options are contractual agreements where the Bank conveys to the purchaser the right, but not the obligation, to sell to the Bank by or before a predetermined date, a specific amount of currency, commodity or financial instrument, at a price agreed to when the option is contracted. Written put options that qualify as a guarantee under AcG-14 include primarily over-the-counter currency options with companies other than financial institutions and over-the-counter stock options when it is probable that the counterparty holds the underlying securities. The terms of these options vary based on the contracts but do not exceed two years. The maximum potential future payments with respect to these options sold totalled $385 million as at October 31, 2004 (2003: $1,022 million). As at that date, the Bank recorded a liability of $3 million in the Consolidated Balance Sheet with respect to these written put options (2003: $5 million).

Securities lending
Under securities lending agreements the Bank has entered into with certain clients who have entrusted it with the safekeeping of their securities, the Bank, as the agent for these clients, lends their securities to third parties and indemnifies these clients in the event of loss. In order to protect itself against any contingent loss, the Bank requires as security from the borrower a cash amount or highly liquid marketable securities with a fair value greater than that of the securities loaned. The fair value of the securities loaned totalled $761 million as at October 31, 2004 (2003: $579 million). No amount has been accrued in the Consolidated Balance Sheet with respect to potential indemnities resulting from these securities lending agreements.

Sale of a business and operations
Under agreements for the sale of a business and operations, the Bank agreed to indemnify the purchaser for losses incurred resulting from certain types of claims from the Bank’s past conduct of the business or operations, as well as any representations and guarantees that may have been incorrect on the date they were made. Where the maximum potential future payments are limited by the agreements, the maximum amount for all such agreements totalled $230 million as at October 31, 2004 (2003: $244 million). One of these agreements does not limit the maximum potential future payments if the guarantee is enforced. The nature of these commitments prevents the Bank from estimating the maximum potential liability it may be required to pay. The applicable periods of the various indemnification clauses are described in the agreements and may vary. No amount has been accrued in the Consolidated Balance Sheet with respect to these indemnification agreements.

Other indemnification agreements
In the normal course of business, including securitization activities, the Bank enters into contractual agreements other than those described above. Under these agreements, the Bank undertakes to compensate the counterparty for costs incurred as a result of litigation, changes in laws and regulations (including tax legislation), claims with respect to past performance, incorrect representations or the non-performance of certain restrictive covenants. Moreover, as a member of a securities transfer network and pursuant to the membership agreement and the regulations governing the operation of the network, the Bank granted a movable hypothec to the network that could be used in the event another member fails to meet its contractual obligations. The nature of these commitments prevents the Bank from estimating the maximum potential liability it may be required to pay. The duration of these agreements is stipulated in each contract. No amount has been accrued in the Consolidated Balance Sheet with respect to these agreements.

Other guarantee
Pursuant to a mutual guarantee agreement required by a regulatory authority, a subsidiary of the Bank has agreed to guarantee all commitments, debts and liabilities of a company subject to significant influence to the maximum of its regulatory capital, $22 million as at October 31, 2004 (2003: $28 million). This guarantee expires on the date the investment in the company subject to significant influence is sold, or sooner if deemed appropriate by the regulatory authority. To date, this guarantee remains undrawn and no amount has been accrued in the Consolidated Balance Sheet with respect to the agreement.

15(c)-29

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Commitments
As at October 31, 2004, minimum commitments under leases, contracts for outsourced information technology services and other leasing agreements are as follows:

		Service	Equipment
	Premises	contracts	and furniture	Total

2005	99	192	6	297
2006	94	183	2	279
2007	83	179	1	263
2008	75	171	-	246
2009	69	163	-	232
2010 and thereafter	422	390	-	812
	842	1,278	9	2,129

Pledged assets
In the normal course of business, the Bank pledges securities and other assets as collateral for various liabilities it contracts. A breakdown of assets pledged as collateral is provided below.

As at October 31
	2004	2003

Assets pledged to:
- Bank of Canada	25	25
- Direct clearing organizations	2,812	3,395
Assets pledged in relation to:
- Derivative transactions	544	202
- Borrowing, securities lending and securities sold under repurchase agreements	12,016	9,304
- Other	643	225
Total	16,040	13,151

Credit instruments
In the normal course of business, the Bank enters into various off-balance sheet commitments. The credit instruments used to meet the financing needs of its clients represent the maximum amount of additional credit the Bank could be obligated to extend if the commitments were fully drawn.

As at October 31
	2004	2003

Letters of guarantee(1)	1,225	903
Documentary letters of credit(2)	102	93
Credit card loans(3)	4,882	4,838
Commitments to extend credit(3)
Original term of one year or less	6,756	6,415
Original term of more than one year	10,346	9,689

(1)	See “Letters of guarantee” on page 115.
(2)
Documentary letters of credit are documents issued by the Bank and used in international trade to enable a third party to draw drafts on the Bank up to an amount established under specific terms and conditions; these instruments are collateralized by the delivery of the goods they represent.

(3)
Credit card loans and commitments to extend credit represent the undrawn portions of credit authorizations granted in the form of loans, acceptances, letters of guarantee and documentary letters of credit. The Bank is required at all times to make the undrawn portion of the authorization available, subject to certain conditions.

Other commitments
The Bank acts as an investor in investment banking activities by entering into agreements to finance external private equity funds and investments in equity and debt securities at market value at the time the agreements are signed. In connection with these activities, the Bank had commitments to invest up to $747 million as at October 31, 2004 (2003: $647 million).

Litigation
In the normal course of business, the Bank is engaged in various legal proceedings, most of which are related to lending activities and arise when the Bank takes measures to collect delinquent loans. Recently, motions for authorization to institute class action suits were filed against various financial institutions, including the Bank, contesting, among other things, certain transaction fees. The subsidiary National Bank Financial is also engaged in various legal proceedings in the normal course of business. Most of these proceedings concern services to individual investors and may relate to the suitability of investments. In Management's opinion, based on past experience, the related aggregate potential liability will not have a material impact on the Bank's financial position.

15(c)-30

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

19	Derivative Financial Instruments

Derivative financial instruments are financial contracts whose value is derived from an underlying interest rate, exchange rate, or equity, commodity or credit instrument or index. The Bank uses these instruments to accommodate the needs of its clients and for its own risk management and trading activities.

The main derivative financial instruments used are as follows:

Foreign exchange forward contracts are tailor-made agreements transacted between counterparties in the over-the-counter market to buy or sell foreign currencies for delivery on a future date at a specified rate.

Futures are contractual obligations to buy or deliver a specific amount of currency, commodities or financial instruments on a future date at a specified price. Futures are standardized contracts traded on organized exchanges and are subject to daily cash margining.

Forward rate agreements are contracts fixing an interest rate to be paid or received, calculated on a notional principal amount, with a specified maturity commencing at a specified future date.

Swaps are transactions in which two parties agree to exchange cash flows having specific characteristics in terms of rates (fixed or floating), currency, commodity price, index, etc. based on a notional principal amount for a specified period of time.

Options are agreements between two parties in which the writer of the option conveys to the buyer the right, but not the obligation, to buy or to sell, at or by a predetermined date, a specific amount of currency, commodities or financial instruments at a price agreed to when the option is arranged. The writer receives a premium for selling this instrument.

Notional principal amounts
Notional principal amounts, which are presented off balance sheet, represent the set underlying principal of a derivative instrument and serve as a reference for currency and interest rates and stock market prices to determine the amount of cash flows to be exchanged.

15(c)-31

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

			Remaining term to maturity			2004		2003
	Contracts						Contracts
	held						held
	for trading	Within	3 to 12	1 to 5	Over	Total	for trading	Total
	purposes	3 months	months	years	5 years	contracts	purposes	contracts

Foreign exchange contracts
OTC contracts
Forwards	6,277	4,126	1,482	698	-	6,306	6,652	6,748
Swaps	25,227	19,236	9,154	1,169	-	29,559	36,874	42,889
Options purchased	5,514	3,395	1,788	331	-	5,514	9,459	9,459
Options written	5,284	2,867	2,163	254	-	5,284	9,676	9,676
Total	42,302	29,624	14,587	2,452	-	46,663	62,661	68,772

Exchange-traded contracts
Futures
Long positions	90	90	-	-	-	90	9	9
Short positions	62	3	32	27	-	62	306	306
Options purchased	30	30	-	-	-	30	160	160
Options written	1	1	-	-	-	1	11	11
Total	183	124	32	27	-	183	486	486

Interest rate contracts
OTC contracts
Forward rate agreements	7,033	1,675	5,283	75	-	7,033	7,487	7,487
Swaps	95,709	38,983	30,776	39,391	7,611	116,761	66,528	88,477
Options purchased	12,908	3,476	8,340	1,265	76	13,157	7,275	7,590
Options written	13,566	3,914	8,331	1,319	2	13,566	13,455	13,455
Total	129,216	48,048	52,730	42,050	7,689	150,517	94,745	117,009

Exchange-traded contracts
Futures
Long positions	12,316	1,197	9,606	1,513	-	12,316	6,804	6,804
Short positions	20,756	8,228	13,442	-	-	21,670	15,584	16,862
Options purchased	21,748	18,732	3,016	-	-	21,748	31,115	31,115
Options written	21,002	13,381	7,621	-	-	21,002	28,761	33,706
Total	75,822	41,538	33,685	1,513	-	76,736	82,264	88,487

Equity, commodity and
credit derivative contracts
OTC contracts
Forwards	107	1	14	33	59	107	164	164
Swaps	13,166	6,089	4,807	1,814	456	13,166	7,993	8,018
Options purchased	1,635	63	380	995	197	1,635	640	648
Options written	1,405	60	101	1,036	208	1,405	342	342
Total	16,313	6,213	5,302	3,878	920	16,313	9,139	9,172

Exchange-traded contracts
Futures
Long positions	94	94	-	-	-	94	86	102
Short positions	755	707	43	5	-	755	1,012	1,012
Options purchased	387	210	103	51	27	391	219	219
Options written	102	78	22	11	-	111	24	24
Total	1,338	1,089	168	67	27	1,351	1,341	1,357

Total 2004	265,174	126,636	106,504	49,987	8,636	291,763	250,636	285,283
Total 2003	250,636	120,693	106,655	47,986	9,949	285,283
15(c)-32

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Credit risk
Credit risk on derivative financial instruments is the risk of a financial loss occurring as a result of a counterparty failing to honour its contractual obligations to the Bank. The current replacement cost, which is the positive fair value of all outstanding derivative financial instruments, represents the Bank’s maximum credit derivative exposure. The credit equivalent amount is calculated by taking into account the current replacement cost of all outstanding contracts in a gain position, potential future exposure and the impact of master netting agreements. The risk-weighted amount is the credit equivalent amount multiplied by the counterparty risk factors prescribed by the Superintendent. The Bank negotiates master netting agreements with counterparties with which it has significant credit risk exposure resulting from derivative transactions. Such agreements provide for the simultaneous close-out and settling of all transactions with a counterparty in the event of default. Some of these agreements also provide for the exchange of collateral between parties where the fair value of outstanding transactions between the parties exceeds an agreed threshold.

As at October 31, credit risk exposure on the derivatives portfolio is as follows:

					2004					2003
	Current replacement cost					Current replacement cost
				Credit	Risk-				Credit	Risk-
		Non-		equiv-	weighted		Non-		equiv-	weighted
	Trading(1)	trading	Total	alent	amount	Trading(1)	trading	Total	alent	amount
Interest rate contracts	743	376	1,119	1,443	281	509	514	1,023	1,172	225
Foreign exchange contracts	1,111	23	1,134	1,619	354	1,403	75	1,478	2,280	515
Equity, commodity and credit
derivative contracts	841	4	845	2,048	504	597	3	600	1,346	380
	2,695	403	3,098	5,110	1,139	2,509	592	3,101	4,798	1,120
Impact of master netting
agreements	(1,560)	-	(1,560)	(2,394)	(535)	(1,586)	-	(1,586)	(2,319)	(534)
	1,135	403	1,538	2,716	604	923	592	1,515	2,479	586

(1)
Excluding, in accordance with the guidelines of the Office of the Superintendent of Financial Institutions Canada, exchange traded instruments and forward contracts with an original maturity of 14 days. The total positive fair value of these excluded contracts amounted to $40 million as at October 31, 2004 (2003: $51 million).

Fair value
The fair value of derivatives is determined before factoring in the impact of master netting agreements. When available, market prices are used to determine the fair value of derivatives. Otherwise, fair value is determined using pricing models that incorporate current market prices and the contractual prices of the underlying instruments, the time value of money, yield curves and volatility factors. If necessary, fair value is adjusted to take market, model and credit risks into account, as well as related costs.

As at October 31, 2004, the positive fair value of trading derivatives is presented in “Other assets” on the Consolidated Balance Sheet. The negative fair value is presented under “Other liabilities.” Figures as at October 31, 2003 have been reclassified to conform with the presentation adopted in the current year.

15(c)-33

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

As at October 31, the fair value of derivative financial instruments is as follows:

			2004			2003
(millions of dollars)	Positive	Negative	Net	Positive	Negative	Net

Contracts held for trading purposes
Interest rate contracts
Forwards	6	7	(1)	10	4	6
Swaps	675	501	174	481	609	(128)
Options	72	65	7	27	48	(21)
Total	753	573	180	518	661	(143)

Foreign exchange contracts
Forwards	54	143	(89)	74	183	(109)
Swaps	971	603	368	1,195	724	471
Options	102	157	(55)	165	213	(48)
Total	1,127	903	224	1,434	1,120	314

Equity, commodity and credit
derivative contracts
Forwards	24	171	(147)	59	147	(88)
Swaps	615	475	140	492	372	120
Options	216	264	(48)	57	27	30
Total	855	910	(55)	608	546	62
Total - Contracts held for trading purposes	2,735	2,386	349	2,560	2,327	233

Contracts held for non-trading purposes
Interest rate contracts
Forwards	-	-	-	-	-	-
Swaps	374	183	191	512	145	367
Options	2	-	2	2	-	2
Total	376	183	193	514	145	369

Foreign exchange contracts
Forwards	-	-	-	-	-	-
Swaps	23	50	(27)	75	227	(152)
Options	-	-	-	-	-	-
Total	23	50	(27)	75	227	(152)

Equity, commodity and credit
derivative contracts
Forwards	-	-	-	-	-	-
Swaps	-	-	-	1	-	1
Options	4	1	3	2	-	2
Total	4	1	3	3	-	3
Total - Contracts held for non-trading purposes	403	234	169	592	372	220

Total fair value	3,138	2,620	518	3,152	2,699	453
Impact of master netting agreements	(1,577)	(1,577)	-	(1,600)	(1,600)	-
	1,561	1,043	518	1,552	1,099	453

15(c)-34

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

As at October 31, the distribution of risk exposure by counterparty is as follows:

		2004		2003
	Replace-		Replace-
	ment	Credit	ment	Credit
	cost	equivalent	cost	equivalent

OECD governments	13	625	31	407
OECD banks	2,545	1,473	2,432	1,501
Other	540	618	638	571
Total	3,098	2,716	3,101	2,479

20	Geographic Distribution of Earning Assets by Ultimate Risk

		2004		2003
	$	%	$	%

North America
Canada	63,103	85.4	62,698	84.3
United States	6,111	8.3	4,717	6.3
	69,214	93.7	67,415	90.6
Europe
United Kingdom	1,087	1.5	2,283	3.1
Germany	244	0.3	648	0.9
Other	2,048	2.8	2,651	3.5

	3,379	4.6	5,582	7.5
Asia and Pacific	612	0.8	1,091	1.5
Latin America and Caribbean	627	0.9	315	0.4
Middle East and Africa	30	-	18	-
Earning assets as at September 30	73,862	100.0	74,421	100.0
Other assets as at September 30	9,483		9,456
Net change in assets in October	5,462		1,054
Total assets as at October 31	88,807		84,931

Earning assets are those which bear interest. Consequently, they do not include cash, cheques and other items in the clearing process (net value), customers’ liability under acceptances, premises and equipment, and other assets. The Bank’s earning assets as at September 30 were distributed according to location of ultimate risk, i.e., the geographic location of the borrower or, if applicable, the guarantor. Earning assets are calculated net of any allowance for credit losses.

There is no material concentration of credit risk in any given operating segment.

15(c)-35

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

21	Interest Rate Sensitivity Position

The Bank offers a range of financial products for which the cash flows are sensitive to interest rate fluctuation. Interest rate risk arises from on- and off-balance sheet cash flow mismatches. The degree of exposure is based on the size and direction of interest rate movements and on the maturity of the mismatched positions. Analyzing interest rate sensitivity gaps is one of the techniques used by the Bank to manage interest rate risk.

The table below illustrates the sensitivity of the Bank’s Consolidated Balance Sheet to interest rate fluctuations as at October 31, 2004.

						Non-
	Floating	Within	3 to 12	1 to 5	Over	interest
	rate	3 months	months	years	5 years	sensitive	Total

Assets
Cash resources	1,269	3,700	582	-	-	226	5,777
Effective yield		1.9%	2.6%	-%	-%
Securities	1,228	2,130	6,000	8,484	5,608	4,557	28,007
Effective yield		1.0%	2.4%	3.8%	3.9%
Loans	1,371	25,549	5,830	9,021	390	3,833	45,994
Effective yield		3.8%	4.9%	5.7%	7.0%
Other assets	-	-	-	-	-	9,029	9,029
	3,868	31,379	12,412	17,505	5,998	17,645	88,807

Liabilities and shareholders’ equity
Deposits	2,972	26,788	6,911	13,850	557	2,354	53,432
Effective yield		2.2%	3.1%	3.6%	4.4%
Other debt(1)	-	8,584	993	2,025	2,706	4,078	18,386
Effective yield		2.1%	2.2%	3.3%	4.1%
Subordinated debentures	53	-	-	-	1,355	-	1,408
Effective yield		-%	-%	-%	6.8%
Acceptances and
other liabilities	-	-	-	-	-	11,377	11,377
Shareholders’ equity	-	-	-	375	-	3,829	4,204
	3,025	35,372	7,904	16,250	4,618	21,638	88,807
On-balance sheet gap	843	(3,993)	4,508	1,255	1,380	(3,993)	-
Derivative financial instruments	-	(27,772)	13,414	14,164	194	-	-
Total	843	(31,765)	17,922	15,419	1,574	(3,993)	-
Position in Canadian dollars
On-balance sheet total	187	335	3,054	24	460	(3,999)	61
Derivative financial instruments	-	(15,288)	6,318	8,553	116	-	(301)
Total	187	(14,953)	9,372	8,577	576	(3,999)	(240)
Position in foreign currency
On-balance sheet total	656	(4,328)	1,454	1,231	920	6	(61)
Derivative financial instruments	-	(12,484)	7,096	5,611	78	-	301
Total	656	(16,812)	8,550	6,842	998	6	240
Total 2004	843	(31,765)	17,922	15,419	1,574	(3,993)	-
Total 2003	67	(18,920)	11,574	6,298	2,839	(1,858)	-

(1)	Obligations related to securities sold short and securities sold under repurchase agreements.

Effective yield represents the weighted average effective yield based on the earlier of contractual repricing and the maturity date.

15(c)-36

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

22	Fair Value of Financial Instruments

The following table presents the fair value of balance sheet financial instruments, except for instruments whose fair value is estimated to approximate their carrying value. This fair value is determined using the valuation methods and assumptions described below. The fair values of derivative financial instruments are not included in the table and are presented separately in Note 19.

Fair value represents the amount at which a financial instrument could be exchanged in an arm’s length transaction between willing parties under no compulsion to act and is best evidenced by a quoted market price. If no quoted market prices are available, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of the net realizable value.

The fair values disclosed exclude the values of assets and liabilities that are not considered financial instruments such as premises and equipment. Due to the judgment used in applying a wide range of acceptable valuation techniques and estimations in calculating fair value amounts, fair values are not necessarily comparable among financial institutions. The calculation of estimated fair values is based on market conditions at a specific point in time and may not be reflective of future fair values.

		2004		2003
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Assets
Securities	28,007	28,131	26,179	26,307
Loans	41,498	41,700	38,381	38,758

Liabilities
Deposits	53,432	53,682	51,463	51,831
Subordinated debentures	1,408	1,496	1,516	1,627

Valuation methods and assumptions

Securities
The fair value of securities is presented in Note 4 to the consolidated financial statements. It is based on quoted market prices. If quoted market prices are not available, fair value is estimated using the quoted market prices of similar securities.

Loans
The fair value of floating-rate loans is assumed to approximate their carrying value. The fair value of other loans is estimated based on a discounted cash flows calculation that uses market interest rates currently charged for similar new loans as at the balance sheet date applied to expected maturity amounts (adjusted for any prepayments).

Deposits
The fair value of fixed-rate deposits is determined by discounting the contractual cash flows, using market interest rates currently offered for deposits with the same remaining terms to maturity. The fair value of deposits with no stated maturity is assumed to approximate their carrying value.

Subordinated debentures
The fair value of subordinated debentures is determined by discounting the contractual cash flows, using market interest rates currently offered for similar financial instruments with the same remaining term to maturity.

15(c)-37

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

23	Related Party Transactions

The Bank grants loans to its directors and officers under various conditions. The balance of loans granted is:

	2004	2003

Mortgage loans	3	2
Other loans	71	83

Since January 1, 2003, loans to eligible officers have been granted under the same conditions as those applicable to loans granted to any other employee of the Bank. The principal conditions are as follows: the employee must meet the same credit requirements as a client; mortgage loans are granted at the market rate less 2%; personal loans and credit card advances bear interest at the client rate divided by 2; and personal lines of credit bear interest at the Canadian prime rate less 3%, but never lower than Canadian prime divided by 2.

For personal loans, credit cards advances and personal lines of credit, employees may not borrow more than 50% of their annual salary at the reduced rate. The Canadian prime rate is applied to the remainder.

Loans granted to officers before January 1, 2003 are administered according to the conditions previously in effect, for a transitional period ending December 31, 2005. These conditions are as follows: loans to directors are granted under market conditions for similar risks; residential mortgage loans to officers are granted at the market rate divided by 3 for the first $50,000 and at the lower of the market rate divided by 3 and the market rate less 5% for the remainder; and other loans granted to officers, mainly personal lines of credit, bear interest at the prime rate divided by 2 for the first $10,000 to $20,000 and at the lower of prime less 3% and prime divided by 2 for the remainder, to an aggregate maximum of 50% of the officer’s annual salary.

24	Segment Disclosures

The Bank carries out its activities in three reportable segments, defined below. The other operating activities are grouped for presentation purposes. Each reportable segment is distinguished by services offered, type of client and marketing strategy. The operations of each of the Bank’s reportable segments are summarized below.

Personal and Commercial
The Personal and Commercial segment comprises the branch network, intermediary services, credit cards, insurance, commercial banking services and real estate.

Wealth Management
The Wealth Management segment comprises full-service retail brokerage, discount brokerage, mutual funds, trust services and portfolio management.

Financial Markets
The Financial Markets segment encompasses corporate financing and lending, treasury operations, including asset and liability management for the Bank, and corporate brokerage.

Other
This heading comprises securitization transactions, certain non-recurring items, and the unallocated portion of centralized services.

The accounting policies are the same as those presented in the note on accounting policies (Note 1), with the exception of the net interest income, other income and income taxes of the operating segments, which are presented on a taxable equivalent basis. Taxable equivalent basis is a calculation method that consists in grossing up certain tax-exempt income by the amount of income tax that would have been otherwise payable. The impact of these adjustments is reversed under the “Other” heading. Head office expenses are allocated to each operating segment and disclosed in segmented results. The Bank assesses performance based on net income. Intersegment revenues are recognized at the exchange amount. Segment assets correspond to average assets directly used in segment operations.

15(c)-38

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Results by business segment

	Personal and		Wealth		Financial
	Commercial		Management		Markets		Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income(1)	1,289	1,248	93	91	256	186	(255)	(201)	1,383	1,324
Other income(1)	666	629	650	567	731	745	119	97	2,166	2,038
Total revenues	1,955	1,877	743	658	987	931	(136)	(104)	3,549	3,362
Operating expenses	1,216	1,162	576	526	541	527	59	42	2,392	2,257
Contribution	739	715	167	132	446	404	(195)	(146)	1,157	1,105
Provision for credit losses	136	155	-	-	52	63	(102)	(41)	86	177
Income before income taxes and
non-controlling interest	603	560	167	132	394	341	(93)	(105)	1,071	928
Income taxes(1)	215	202	58	46	144	122	(99)	(93)	318	277
Non-controlling interest	-	-	4	4	-	-	24	23	28	27
Net income (net loss)	388	358	105	82	250	219	(18)	(35)	725	624
Average assets	40,544	38,679	834	805	42,364	37,819	(5,070)	(5,493)	78,672	71,810

(1)
Net interest income was grossed up by $62 million (2003: $42 million) and other income by $46 million (2003: $55 million) to bring the tax-exempt income earned on certain securities in line with the income earned on other financial instruments. An equivalent amount was added to income taxes. The effect of these adjustments is reversed under the “Other ” heading.

Results by geographic segment
Total revenues are allocated based on the country in which the client conducts business. More than 93.8% (2003: 94.5%) of revenues are concentrated in Canada.

25	Comparison with Generally Accepted Accounting Principles in the United States

The consolidated financial statements of the Bank were prepared in accordance with Canadian GAAP. The principal differences resulting from the application of U.S. GAAP on net income and on the Consolidated Balance Sheet are presented below. In addition, a Consolidated Statement of Comprehensive Income is presented in conformity with U.S. GAAP.

	2004	2003

Reported net income	725	624
Charge for other-than-temporary impairment	-	(20)
Investment account securities	(2)	(2)
Sale of premises - FIN 46R	(2)	(2)
Mutual funds - FIN 46R	13	-

Loan securitization	6	4
Derivatives and hedging	(21)	(11)
Income tax effect on above items	2	11
Net income per U.S. GAAP	721	604

Net earnings per common share, basic - U.S. GAAP	$4.08	$3.26
Net earnings per common share, diluted - U.S. GAAP	$4.03	$3.23

15(c)-39

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Consolidated Statement of Comprehensive Income

	2004	2003

Net income per U.S. GAAP	721	604
Other comprehensive income
Change in unrealized gains (losses) on securities available for sale,
net of income taxes (income tax savings) of $(5) (2003: $59)	(6)	104
Change in gains (losses) on derivatives designated as cash flow hedges,
net of income tax savings of $(26) (2003: $(35))	(60)	(64)
Minimum pension liability adjustment, net of income taxes of $2 (2003: $1)	4	1
Change in unrealized foreign currency translation adjustments,
net of income taxes of $31 (2003: $63)	(16)	(11)
Comprehensive income	643	634

Consolidated Condensed Balance Sheet

			2004			2003
	Canadian		U.S.	Canadian		U.S.
	GAAP	Increase	GAAP	GAAP	Increase	GAAP

Assets
Cash resources	5,777	2	5,779	7,047	-	7,047
Investment account securities	7,428	176	7,604	6,998	121	7,119
Trading account securities	20,561	-	20,561	19,151	-	19,151
Loan substitutes	18	-	18	30	-	30
Securities purchased under
reverse repurchase agreements	4,496	-	4,496	3,955	-	3,955
Loans	41,498	-	41,498	38,381	588	38,969
Premises and equipment	267	84	351	263	81	344
Goodwill	662	22	684	660	22	682
Other assets	8,100	288	8,388	8,446	599	9,045
Total assets	88,807	572	89,379	84,931	1,411	86,342

Liabilities
Deposits	53,432	-	53,432	51,463	514	51,977
Other liabilities	29,393	212	29,605	27,457	533	27,990
Subordinated debentures	1,408	131	1,539	1,516	114	1,630
Non-controlling interest	370	45	415	398	-	398
Total liabilities	84,603	388	84,991	80,834	1,161	81,995

Shareholders’ equity
Preferred shares	375	-	375	375	-	375
Common shares	1,545	24	1,569	1,583	24	1,607
Contributed surplus	7	-	7	2	-	2
Unrealized foreign currency translation adjustments	(10)	10	-	6	(6)	-
Retained earnings	2,287	27	2,314	2,131	31	2,162
Accumulated other comprehensive income	-	123	123	-	201	201
Total shareholders’ equity	4,204	184	4,388	4,097	250	4,347
Total liabilities and shareholders’ equity	88,807	572	89,379	84,931	1,411	86,342

Impairment charge
Under Canadian GAAP, unless compelling evidence is provided to indicate otherwise, a decrease in the value of an investment is considered an other-than-temporary impairment when the carrying value exceeds the market value for a prolonged period. The factors indicative of an impairment that is other than temporary under Canadian GAAP differ from those under U.S. GAAP as regards the period during which the carrying value may exceed the market value before it must be concluded that the decrease in value is an other-than-temporary impairment. In comparison to Canadian GAAP, the period under U.S. GAAP is significantly shorter. Lastly, under U.S. GAAP, when there has been a loss in value of an investment that is other than a temporary decline, the investment should be written down to fair value, based on market prices.

15(c)-40

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Investment account securities
Under U.S. GAAP, investment account securities are separated into two categories: securities available for sale (recognized in the balance sheet at fair value) and securities held to maturity (carried in the balance sheet at unamortized cost). Unrealized gains and losses on securities available for sale, net of income taxes, are presented separately in “Accumulated other comprehensive income” under “Shareholders’ equity,” while the change in unrealized gains and losses, net of income taxes, is recorded in the Consolidated Statement of Comprehensive Income. Under U.S. GAAP, the Bank records substantially all investment account securities as available for sale. Furthermore, under U.S. GAAP, all obligations related to securities sold short must be recorded at fair value as liabilities, and any changes in fair value must be accounted for in the Consolidated Statement of Income. Under Canadian GAAP, securities sold short that are used in hedging relationships are recorded at unamortized cost. Gains and losses realized on these securities are included in the Consolidated Statement of Income concurrently with the gains and losses on the hedged items.

Sale of premises
Under Canadian GAAP, the head office building leases are considered a sales-type lease followed by an operating lease as a lessee. Under U.S. GAAP (SFAS No. 98 “Accounting for Leases”), in order to be accounted for as a sales-type lease, title of property must be transferred at the end of the lease term; therefore, the two leases must be accounted for as operating leases. Consequently, the building remains on the balance sheet, and the proceeds received are recorded as a liability. In addition, under new FASB Interpretation No. 46 (FIN 46R), revised in December 2003, on the consolidation of variable interest entities (“VIEs”), applicable to quarters ending after March 15, 2004, the Bank, as the primary beneficiary, must consolidate, as of October 31, 2004, the VIE that leases the head office building under a capital lease. VIEs are entities in which equity investors do not have controlling financial interest or where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. The primary beneficiary is the party that receives the majority of the expected residual returns and/or absorbs the majority of the entity’s expected losses. The Canadian standard, Accounting Guideline No. 15 “Consolidation of Variable Interest Entities” (AcG-15), is harmonized with FIN 46R and will apply to the Bank effective November 1, 2004.

Loan securitization
A new Canadian GAAP standard applies to loan securitization transactions carried out as of July 1, 2001, substantially harmonizing the Canadian accounting treatment with that required under U.S. GAAP. However, certain differences remain with respect to transactions entered into before July 1, 2001 and the conditions under which special purpose entities (“SPEs”) require consolidation. Under Canadian GAAP, SPEs are consolidated only when the Bank is deemed to control these SPEs and retains substantially all the residual risks and rewards of the SPEs. U.S. GAAP, applicable in 2003, required SPEs to be consolidated unless they received a substantial investment from an independent third party or they qualified as entities because their activities were sufficiently limited. In 2004, under new U.S. FIN 46R, the Bank must consolidate SPEs, other than qualifying special purpose entities which are specifically exempt from consolidation, if the Bank is the primary beneficiary. Under Canadian standards, the Bank has not consolidated any SPEs in 2003 and 2004, whereas under U.S. standards, two entities were consolidated in 2003 (total assets: $588 million) and no entities were consolidated in 2004.

Mutual funds
Under U.S. GAAP (FIN 46R), in 2004 the Bank must consolidate certain mutual funds it manages because, by virtue of its investments in these funds, the Bank is deemed to be the primary beneficiary. In accordance with current consolidation standards under Canadian GAAP, the Bank is not required to consolidate these mutual funds. However, effective November 1, 2004, following the adoption of AcG-15, the Bank will have to consolidate them.

Derivative financial instruments
Under Canadian GAAP, derivatives used in sales or trading activities as well as instruments that do not qualify for hedge accounting are recorded on the Consolidated Balance Sheet at fair value. Under the U.S. standard, the Bank is required to recognize all derivatives at fair value on the Consolidated Balance Sheet as an asset or liability. The Canadian and U.S. accounting treatments for derivatives held for sale or trading are therefore the same.

However, the Canadian and U.S. accounting treatments for derivatives held for hedging purposes differ. In accordance with the U.S. standard, changes in the fair value of derivatives designated as fair value hedges are recorded in income and are generally offset by changes in the fair value of the hedged items. With respect to derivatives designated as cash flow hedges, the effective portion of the changes in fair value is recorded as a separate component of comprehensive income in the Consolidated Statement of Comprehensive Income until the hedged items are recognized in the Consolidated Statement of Income. The ineffective portion of the changes in fair value of a hedged item is always recognized in the Consolidated Statement of Comprehensive Income.

15(c)-41

NATIONAL BANK OF CANADA FINANCIAL STATEMENTS

Minimum pension liability
Under U.S. GAAP (SFAS No. 87 “Employers’ Accounting for Pensions”), if the accrued benefit obligation, without salary projections, exceeds the fair value of the assets of a pension plan, a liability (minimum pension liability) equivalent to the difference must be recorded in the consolidated balance sheet. Recognition of an additional liability is required where the accrued benefit obligation, without salary projections, exceeds the fair value of the pension plan assets, and a net accrued benefit asset is recognized in the consolidated balance sheet. If an additional liability is recognized, an equal amount is recognized as an intangible asset, up to the amount of unamortized prior service cost, with any excess recorded, net of income taxes, under “Other comprehensive income.”

Goodwill
In 1999, the value of the shares issued by the Bank as part of the acquisition of First Marathon was based on the market price of the shares over a reasonable period of time before and after the acquisition date, as required by Canadian GAAP in effect before July 1, 2001. Under U.S. GAAP, the value of these shares would have been based on their market price over a reasonable period of time before and after the date the terms of the acquisition were agreed to and announced. Had the Bank followed U.S. GAAP, goodwill and common shares would have increased.

15(c)-42

INDEX TO EXHIBITS
Exhibit Number	Description

3.1.1	Articles of Incorporation and Articles of Amendment and Restatement and Articles Supplementary of NB Capital Corporation*

3.2.1	Bylaws of NB Capital Corporation*

4.1	Registration Rights Agreement dated as of September 3, 1997 by and among NB Capital Corporation, National Bank of Canada and Merrill Lynch, Pierce, Fenner & Smith Incorporated*

10.1	Advisory Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.2	Servicing Agreement dated as of September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.3	Loan Agreement dated as of September 3, 1997 between NB Finance, Ltd. and NB Capital Corporation*

10.4	Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.5	Deed of Sale of Mortgage Loans dated September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.6	Mortgage Loan Assignment Agreement dated September 3, 1997 among National Bank of Canada, NB Capital Corporation and NB Finance, Ltd.*

10.7	Promissory Notes representing the 16 hypothecation loans executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.8	Deposit Agreement among NB Capital Corporation, National Bank of Canada and The Bank of Nova Scotia Trust Company of New York, including Form of Depository Receipt*

10.9	First Supplemental Servicing Agreement dated December 4, 1998 between National Bank of Canada and NB Capital Corporation*

10.10	Loan Agreement dated as of December 4, 1998 between NB Finance, Ltd. and NB Capital Corporation*

10.11	Custodial Agreement dated as of December 4, 1998 between NB Capital Corporation and National Bank of Canada*

10.12	Amended and Restated Servicing Agreement dated June 28, 2001 between National Bank of Canada and NB Capital Corporation.*

10.13	Deed of Sale of Mortgage Loans dated December 4, 1998 between National Bank of Canada and NB Finance, Ltd.*

10.14(i)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.14(ii)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.15(i)	Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.15(ii)	Promissory Note representing $29,880,126.51 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.16	Mortgage Loan Assignment Agreement dated as of September 7, 1999 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.17	Promissory Note representing $85,989,203.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*.

10.18	Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.19	Promissory Note representing $98,836,341.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.20	Mortgage Loan Assignment Agreement dated as of September 28, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.21	Promissory Note representing $67,323,437.74 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.22	Mortgage Loan Assignment Agreement dated as of January 30, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.23	Promissory Note representing $107,179,964.89 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.24	Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.25	Promissory Note representing $121,357,226.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.26	Mortgage Loan Assignment Agreement dated as of September 24, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.27	Promissory Note representing $55,963,732.07 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.28	Mortgage Loan Assignment Agreement dated as of January 29, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.29	Promissory Note representing $71,866,079.87 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.30	Mortgage Loan Assignment Agreement dated as of June 20, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.31	Promissory Note representing $64,221,362.98 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.32	Mortgage Loan Assignment Agreement dated as of December 16, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.33	Promissory Note representing $52,054,168.88 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.34	Mortgage Loan Assignment Agreement dated as of May 27, 2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.35	Promissory Note representing $70,420,135.45 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.36	Mortgage Loan Assignment Agreement dated as of October 21,2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.37	Promissory Note representing $106,552,720.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.38	Mortgage Loan Assignment Agreement dated as of April 28, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.39	Promissory Note representing $76,053,456.93 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.40	Mortgage Loan Assignment Agreement dated as of August 26, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.41	Promissory Note representing $94,559,444.49 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

14	NB Capital Code of Ethics*

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

*	As previously filed.
**	As filed herewith.