Form 10-Q/A
period 2005-03-31
NB CAPITAL CORP
filed 2005-11-17
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

NB CAPITAL CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for NB Capital Corporation for the quarter ended March 31, 2005 which was filed on May 13, 2005 (the “Original Filing”), is being filed to include summarized financial information for the National Bank of Canada as Item 1(b) to this Amendment No. 1 to the Quarterly Report on Form 10-Q. This Amendment No. 1 does not update any results or information from that contained in the Original Filing. The summarized financial information of National Bank of Canada is included in this Amendment No. 1 to the Original Filing, because Note 6 to the Notes to the Financial Statements for Amendment No. 1 to the Annual Report on Form 10-K for NB Capital Corporation describes the fact that each share of NB Capital Corporation’s Series A preferred stock is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada.

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

PART I.  FINANCIAL INFORMATION

ITEM 1(a).  FINANCIAL STATEMENTS

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

ITEM 1(b).  NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

In light of Note 6 to the Notes to the Financial Statements for Amendment No. 1 to the Annual Report on Form 10-K for NB Capital Corporation which states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada, please find below the summarized financial information for the National Bank of Canada for first quarter of its 2005 fiscal year which ended January 31, 2005.

Highlights

(unaudited)
(in Canadian GAAP)	Quarter ended January 31
			%
	2005	2004	Change
Operating results
(millions of dollars)
Total revenues	$983	$911	8
Net income	239	186	28
Return on common shareholders' equity	23.6%	19.0%
Per common share
Net earnings - basic	$1.39	$1.03	35
Dividends paid	0.42	0.33	27
Book value	23.97	21.81	10
Stock trading range
High	49.75	45.00
Low	46.39	40.17
Close	49.19	43.85

Financial position	January 31	October 31
(millions of dollars)	2005	2004

Total assets	$91,703	$88,721	3
Loans and acceptances	45,019	44,574	1
Cash resources and securities	40,322	38,280	5
Other assets	6,362	5,867	8

Total liabilities	85,114	82,739	3
Deposits	56,660	53,432	6
Other liabilities	28,454	29,307	(3)

Subordinated debentures	1,764	1,408	25
Non-controlling interest	422	370	14

Preferred shares	375	375	0
Common shares	1,563	1,545	1
Retained earnings	2,465	2,284	8

Capital ratios - BIS
Tier 1	9.6%	9.6%
Total	13.5%	13.0%

Impaired loans, net of specific and general allowances	(216)	(190)
as a % of loans and acceptances	(0.5)%	(0.4)%

Assets under administration/management	191,822	180,598

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

11	Computation of Earnings Per Share *

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) **

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) **

99.1	Annual Report on Form 10-K of the Registrant for the Year Ended December 31, 2004 *

*	As previously filed.
**	As filed herewith.

(b)     Reports on Form 8-K:

        No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date: November 17, 2005	/s/ Serge Lacroix Serge Lacroix Chairman of the Board and President

Date: November 17, 2005	/s/ Jean Dagenais Jean Dagenais Chief Financial Officer