Form 10-Q/A
period 2005-06-30
NB CAPITAL CORP
filed 2005-11-17
CIK 1049551

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

NB CAPITAL CORPORATION

Index

Part I. FINANCIAL INFORMATION:

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for NB Capital Corporation for the quarter ended June 30, 2005 which was filed on August 8, 2005 (the “Original Filing”), is being filed to include summarized financial information for the National Bank of Canada as Item 1(b) to this Amendment No. 1 to the Quarterly Report on Form 10-Q. This Amendment No. 1 does not update any results or information from that contained in the Original Filing. The summarized financial information of National Bank of Canada is included in this Amendment No. 1 to the Original Filing, because Note 6 to the Notes to the Financial Statements for Amendment No. 1 to the Annual Report on Form 10-K for NB Capital Corporation describes the fact that each share of NB Capital Corporation’s Series A preferred stock is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada.

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

ITEM 1(b). NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 to the Notes to the Financial Statements of NB Capital Corporation states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada. Below are the summarized financial information for the National Bank of Canada for the second quarter of its 2005 fiscal year which ended April 30, 2005.

Highlights

(unaudited)
(in Canadian GAAP)	Quarter ended April 30			Six months ended April 30
			%			%
	2005	2004	Change	2005	2004	Change
Operating results
(millions of dollars)
Total revenues	$900	$884	2	$1,883	$1,797	5
Net income	202	180	12	441	366	20
Return on common shareholders' equity	19.9%	19.0%		21.8%	19.0%
Per common share
Net earnings - basic	$1.17	$1.01	16	$2.56	$2.04	25
Dividends paid	0.42	0.33	27	0.84	0.66	27
Book value				24.19	21.94	10
Stock trading range
High	55.24	47.93		55.24	47.93
Low	48.72	43.27		46.39	40.17
Close	52.41	44.48		52.41	44.48

Financial position	April 30	October 31
(millions of dollars)	2005	2004

Total assets	$99,917	$88,721	13
Loans and acceptances	46,448	44,574	4
Cash resources and securities	47,302	38,280	24
Other assets	6,167	5,867	5

Total liabilities	93,135	82,739	13
Deposits	61,746	53,432	16
Other liabilities	31,389	29,307	7

Subordinated debentures and shareholders' equity	1,770	1,408	26
Non-controlling interest	427	370	15

Preferred shares	575	375	53
Common shares	1,552	1,545	0
Retained earnings	2,458	2,284	8

Capital ratios - BIS
Tier 1	9.5%	9.6%
Total	13.3%	13.0%
Impaired loans, net of specific and general allowances	(214)	(190)
as a % of loans and acceptances	(0.5)%	(0.4)%

Assets under administration/management	201,454	180,598

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

ITEM 6.	EXHIBITS

	Exhibit No.	Description

	11	Computation of Earnings Per Share*

	31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

	32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

*	As previoulsy filed.
**	As filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date: November 17, 2005	By:	/s/ Serge Lacroix

Serge Lacroix Chairman of the Board and President

Date: November 17, 2005	By:	/s/ Jean Dagenais

Jean Dagenais Chief Financial Officer