Form 10-K
period 2005-12-31
NB CAPITAL CORP
filed 2006-03-31
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55TH Street, 31st Floor
New York, New York	10022
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 632-8697

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

8.35% Non-cumulative Exchangeable Preferred Stock, Series A, par value $ .01 per share, traded in the form of Depository Shares, each representing a one-fortieth interest therein

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2005, all Common Stock, par value $ .01 per share, was held by an affiliate.

As of December 31, 2005, the number of shares of Common Stock outstanding was 100.

Documents Incorporated by reference:

None.

FORWARD-LOOKING STATEMENTS

From time to time, NB Capital Corporation (the "Company" or "NB Capital") makes written and oral forward-looking statements, included in this annual report on Form 10-K for filing with the U.S. Securities and Exchange Commission, in reports to shareholders, in press releases and in other communications. All such statements are made pursuant to the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the economy, market changes, the achievement of strategic objectives, certain risks as well as statements with respect to our beliefs, plans, expectations, anticipations, estimates and intentions. These forward-looking statements are typically identified by the words “may,” “could,” “should,” “would,” “suspect,” “outlook,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and words and expressions of similar import.

By their very nature, such forward-looking statements require us to make assumptions that involve inherent risks and uncertainties, both general and specific. There is significant risk that express or implied projections contained in such statements will not materialize or will not be accurate. A number of factors could cause actual future results, conditions, actions or events to differ materially from the targets, expectations, estimates or intentions expressed in the forward-looking statements. Such differences may be caused by factors, many of which are beyond the Company’s control, which include, but are not limited to, changes in North American and/or global economic and financial conditions (particularly fluctuations in interest rates, currencies and other financial instruments), liquidity, market trends, regulatory developments and competition in geographic areas where the Company operates, technological changes, the possible impact on our businesses of international conflicts and other developments including those relating to the war on terrorism and the Company’s anticipation of and success in managing the risks implied by the foregoing.

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

EXCHANGE RATE

References to “$” are to United States dollars; references to “C$” are to Canadian dollars. As of December 31, 2005, the Canadian dollar exchange rate was C$1.1630 = $1.00 and certain amounts stated herein reflect such exchange rate. The exchange rate was obtained from the Bank of Canada.

PART I

ITEM 1: BUSINESS

General

On August 20, 1997, NB Capital Corporation (the "Company") was incorporated under the laws of the State of Maryland for the purposes of providing U.S. investors with the opportunity to invest in Canadian residential mortgages and other real estate assets. The Company began operations on September 3, 1997 with the consummation of an offering of 300,000 shares of its 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"). The Series A Preferred Shares trade on the New York Stock Exchange in the form of Depository Shares, each representing a one-fortieth interest in a Series A Preferred Share (the "Depository Shares"). National Bank of Canada (the "Bank") owns all of the Company's issued and outstanding common stock, par value $.01 per share (the "Common Stock"). Accordingly, the Company is a wholly owned subsidiary of the Bank.

The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of 65 "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the "Mortgage Loans". Hypothecation loans are loans secured by the pledge of mortgages as security therefore. The Mortgage Loans consist of 65 pools of, at December 31, 2005, an aggregate 12,244 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

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

Automatic Exchange

Each Series A Preferred Share will be exchanged automatically for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of the Bank (a "Bank Preferred Share"): (i) immediately prior to such time, if any, at which the Bank fails to declare and pay or set aside for payment when due on any dividend on any issue of its cumulative First Preferred Shares or the Bank fails to pay or set aside for payment when due any declared dividend on any of its non-cumulative First Preferred Shares, (ii) in the event that the Bank has a Tier 1 risk-based capital ratio of less than 4.0% or a total risk-based capital ratio of less than 8.0%, (iii) in the event that the Superintendent of Financial Institutions Canada (the "Superintendent") takes control of the Bank pursuant to the Bank Act (Canada), as amended (the "Bank Act"), or proceedings are commenced for the winding-up of the Bank pursuant to the Winding-up and Restructuring Act (Canada), or (iv) in the event that the Superintendent, by order, directs the Bank to act pursuant to subsection 485(3) of the Bank Act and the Bank elects to cause the exchange (each, an "Exchange Event"). Upon an Exchange Event, the holders of the Series A Preferred Shares shall be unconditionally obligated to surrender to the Bank the certificates representing the Series A Preferred Share held by such holder, and the Bank shall be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing one Bank Preferred Share.

The Automatic Exchange shall occur as of 8:00 a.m. Eastern Time on the date for such exchange set forth in the requirements of the Superintendent or, if such date is not set forth in such requirements as of 8:00 a.m. on the earliest possible date such exchange could occur consistent with such requirements (the "Time of Exchange"), as evidenced by the issuance by the Bank of a press release prior to such time. As of the Time of Exchange, all of the Series A Preferred Shares will be deemed cancelled without any further action by the Company, all rights of the holders of the Series A Preferred Shares as stockholders of the Company will cease, and such persons shall thereupon and thereafter be deemed to be and shall be for all purposes holders of Bank Preferred Shares. The Company will mail notice of the occurrence of an Exchange Event to each holder of the Series A Preferred Shares within 30 days of such event, and the Bank will deliver to each such holder certificates for the Bank Preferred Shares upon surrender of such holder’s certificates for the Series A Preferred Shares. The charter provides that, immediately after the delivery of such notice, the existence of the Company shall terminate and the Company will be liquidated and its affairs wound up in accordance with the procedures of the Maryland General Corporation Law relating to forfeiture of the charter of a corporation and expiration of corporate existence. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing the Series A Preferred Shares shall be deemed for all purposes to represent the Bank Preferred Shares. Once an Exchange Event occurs, no action will be required to be taken by holders of the Series A Preferred Shares, by the Bank or by the Company in order to effect an automatic exchange as of the Time of Exchange.

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

The Advisory Agreement had an initial term of one year, and has been renewed eight times for additional one-year periods. The last renewal was dated November 1, 2005 and its expiration date is November 1, 2006. The Company may terminate the Advisory Agreement at any time upon 60 days’ prior written notice. As long as any of the Series A Preferred Shares or Depository Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank received an advisory fee equal to $100,000 for fiscal year 2005 and is entitled to receive $100,000 for fiscal year 2006, payable in equal quarterly instalments with respect to the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depository Shares.

Servicing Agreement

The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances (in US$) of the loans serviced.

The Servicing Agreement, put in place on September 3, 1997, had an initial term of one year, and has been renewed eight times for additional one-year periods. The last renewal was made on May 9, 2005 for a one-year period ending on June 28, 2006. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

The Bank is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Bank is required to make advances of taxes and required insurance premiums that are not collected from mortgagors with respect to any Mortgage Loan serviced by it, unless it determines that such advances are non recoverable from the mortgagor, insurance proceeds or other sources with respect to such Mortgage Loan. If such advances are made, the Bank generally will be reimbursed prior to the Company being reimbursed out of the payments with respect to such Mortgage Loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted Mortgage Loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to the Company for any loss suffered as a result of the Bank's failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank which cause the policies to be cancelled by the insurer. Subject to approval by the Company, the Bank may institute foreclosure proceedings, exercise any power of sale contained in any Mortgage Loan or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Mortgage Loan by operation of law or otherwise in accordance with the terms of the Servicing Agreement. The Bank does not, however, have the authority to enter into contracts in the name of the Company.

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

When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Bank generally will enforce any "due-on-sale" clause contained in the Mortgage Loan, to the extent permitted under applicable law and governmental regulations. A "due-on-sale" clause states that the Mortgage loan must be paid when the mortgaged property is sold. The terms of a particular Mortgage Loan or applicable law, however, may provide that the Bank is prohibited from exercising the "due-on-sale" clause under certain circumstances related to the security underlying the Mortgage Loan and the buyer's ability to fulfill the obligations thereunder. Upon any assumption of a Mortgage Loan by a transferee, a nominal fee is typically required, which sum will be retained by the Bank as additional servicing compensation.

Investment Policy

The Company’s principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest at least 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2005, Mortgage Assets issued by NB Finance comprised 85.48% of the Company’s portfolio.

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

Description of the Mortgage Assets

The Mortgage Assets issued by NB Finance are comprised of 65 hypothecation loans issued by NB Finance to the Company. As of December 31, 2005, the principal amount of the Mortgage Assets was approximately $410 million. Each of the 65 hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2005, the Mortgage Loans were comprised of, in the aggregate, 12,244 Mortgage Loans in an aggregate amount of approximately C$682 million ($587 million). The value of each pool of Mortgage Loans comprising the Mortgage Assets exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are over collateralized by the Mortgage Loans. The aggregate amount of such over collateralization is, as of December 31, 2005, $177 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2006 to January 2015. The Mortgage Assets pay interest at rates ranging from 5.49% to 10.21%, with a weighted-average rate of approximately 7.76% per annum.

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

The Mortgage Loans provide for limited prepayment rights. For example, typically up to 10% of the original principal amount of a Mortgage Loan may be prepaid once annually without penalty. Moreover, a Mortgage Loan may also be prepaid without penalty if the mortgaged property is sold and the mortgagor enters into a new mortgage with the same terms and conditions as the Mortgage Loan. In most other circumstances, prepayments or renegotiations of either the interest rate or the term of a Mortgage Loan will be subjected to prepayment penalties. During the first five years following the most recent interest adjustment date, such penalties are tantamount to a yield maintenance clause. After five years, such penalties will be limited to three months of interest.

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

As of October 31, 2005, the Bank held more than C$20.8 billion of residential mortgage assets. Slightly more than 76.4% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). According to the Bank’s economics and strategy department, the market share of the Bank for such mortgages in Quebec is approximately 15.4% compared with a significantly greater market share for Caisses Populaires Desjardins.

Risk Factors

In order to maintain its REIT Status, the Company must maintain certain compliance ratios. If the Company fails to respect the compliance ratios then it would risk losing its REIT status as well as having to pay a penalty. As at December 31, 2005 the Company had respected the compliance ratios.

The Company believes that there are no other significant risk factors.

ITEM 2: PROPERTIES

The principal executive offices of the Company were located in the U.S. branch office of the Bank at 65 East 55th Street, New York, New York 10022 on December 31, 2005. The Company neither owns nor leases any properties.

ITEM 3: LEGAL PROCEEDINGS

The Company is not subject to any material litigation. The Company is not currently involved in nor, to the Company's knowledge, is it currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since the incorporation of the Company, the Bank has owned, and the Bank expects to continue to own, all of the issued and outstanding shares of the Common Stock of the Company. The Common Stock is the Company’s only class of common equity issued and outstanding. Accordingly, there is no established public trading market for the Company's common equity.

For the year ended December 31, 2004, the Company paid one dividend with respect to the Common Stock in an amount of $10,500,000. For the year ended December 31, 2005, the Company paid one dividend with respect to the Common Stock in an amount of $6,500,000.

On January 19, 1998, the Company sold 110 shares of its Adjustable Rate Cumulative Senior Preferred Shares, par value $.01 per share (the "Senior Preferred Shares") in a non-public offering. The Senior Preferred Shares are not and were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"). The offering of the Senior Preferred Shares was not underwritten. The Senior Preferred Shares were offered to (a) accredited investors (as defined in Rule 501(a) of Regulation D under the Securities Act) in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act relating to transactions not involving a public offering and (b) certain directors and officers of the Company and its affiliates who reside in Canada and who were able to make certain representations and warranties pursuant to Regulation S of the Securities Act. Investors were required to complete an Investor Questionnaire to verify their status as: (a) an accredited investor or (b) a resident of Canada. The Senior Preferred Shares are not convertible or exchangeable. The Senior Preferred Shares were offered and sold for $3,000 each or $330,000 in the aggregate and the proceeds were used to meet the working capital needs of the Company.

ITEM 6: SELECTED FINANCIAL DATA

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Statement of Income Data:
Operating Revenues	$35,342,570	$36,322,291	$37,895,366	$37,707,287	$38,387,349
Income from Operations	$33,344,602	$34,459,040	$36,103,421	$36,054,804	$36,800,230
Income from Operations / Common Share	$333,446	$344,590	$361,034	$360,548	$368,002
Balance Sheet Data:
Total assets	$479,610,581	$477,763,501	$478,884,177	$482,278,189	$481,787,476
Total liabilities	$518,994	$444,371	$456,663	$386,175	$379,706
Stockholders’ Equity	$479,091,587	$477,319,130	$478,427,514	$481,892,014	$481,407,770
Cash Dividends Declared / Common Share	$65,000	$105,000	$145,000	$105,000	$105,000

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Income from operations for the year ended December 31, 2005 decreased by $1,114,438 or 3.23 % over the prior year ended December 31, 2004, which decreased by $1,644,381 or 4.56 % over the prior year ended December 31, 2003. Operating revenues for the year ended December 31, 2005, the year ended December 31, 2004 and the year ended December 31, 2003, each of which were comprised entirely of interest income, were $35,342,570, $36,322,291 and $37,895,366, respectively. The decrease in 2005 was mainly due to lower interest rates on newly acquired Mortgage Assets as well as a lower average outstanding balance of Promissory notes in 2005 of $430,053,653 compared to $433,743,251 in 2004. Because the Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

Ninety-six percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of 65 pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper and U.S. Treasury bills).

Expenses for the year ended December 31, 2005, the year ended December 31, 2004 and the year ended December 31, 2003 totalled $1,997,968, $1,863,251 and $1,791,945, respectively. Servicing and advisory fees for the year ended December 31, 2005, the year ended December 31, 2004 and the year ended December 31, 2003 totalled $1,614,444, $1,598,279 and $1,527,130, respectively. Pursuant to the Servicing Agreement and the Advisory Agreement, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

During the year ended December 31, 2005, the Board of Directors of the Company authorized dividends of, in the aggregate, $25,072,145 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares) and a dividend of $6,500,000 on Common Stock.

Capital Resources and Liquidity

The Company’s revenues are derived primarily from interest payments on the Mortgage Assets. As of December 31, 2005, $410 million of Mortgage Assets issued by NB Finance were over-collateralized by C$682 million ($587 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

As of December 31, 2005, the Company had cash resources of $59,900,966, or 12.49% of total assets compared to $58,327,311 or 12.21% of total assets as of December 31, 2004 and $19,405,571, or 4.05% of total assets as at December 31, 2003. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 15% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company expects to make a purchase of additional Mortgage Assets in the beginning of 2006.

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

Disclosure About Market Risk

Any market risk to which the Company would be exposed would result from fluctuations in: (a) interest rates and (b) currency exchange rates affecting the interest payments received by the Company in respect of the Mortgage Assets issued by NB Finance. Since the Mortgage Assets are significantly over collateralized by the Mortgage Loans, interest rate fluctuations should not present significant market risk. The Company expects that the interest and principal generated by the Mortgage Loans should enable full payment by NB Finance of all of its obligations as they come due. Since the Mortgage Loans are guaranteed by a fixed ratio of exchange predetermined on the date of purchase and applicable until the maturity of the Mortgage Loans pursuant to the Mortgage Loan Assignment Agreement, fluctuations in currency exchange rates should not present significant market risk.

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

Recently Issued Accounting Pronouncements

In May 2005, FASB issued FAS 154 “Accounting Changes and Error Corrections” which replaces APB opinion No.20 and FASB Statement No.3. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and states that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of Statement No.154, which will apply to the Company effective January 1st 2006, will not have a material impact on the Company's financial reporting and disclosure.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under Item 7 of this report under the caption “Disclosure About Market Risk”.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are contained on pages F-1 through F-9 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Statement of Income Data:
Operating Revenues	$8,888,526	$8,978,728	$8,693,089	$8,782,227
Income from Operations	$8,399,897	$8,499,388	$8,187,874	$8,257,443
Income from Operations per Common Share	$83,999	$84,994	$81,879	$82,574

	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Statement of Income Data:
Operating Revenues	$8,885,094	$9,339,454	$9,226,625	$8,871,118
Income from Operations	$8,439,642	$8,874,899	$8,741,613	$8,402,886
Income from Operations per Common Share	$84,396	$88,749	$87,416	$84,029

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

As of December 31, 2005, the persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held	Director Since
Christian Dubé	49	Director and Member of the Audit Committee	2001
Donna Goral	48	Director and Vice President	2001
André Belzile	44	Director and Member of the Audit Committee	1999
Alain Michel	56	Director and Chairman of the Audit Committee	1997
Monique Baillergeau	47	Director and Vice President	2003
Hoda Abdelmessih	51	Director and Vice President	2004
Serge Lacroix	47	Director, Chairman of the Board and President	2002
Jean Dagenais	47	Chief Financial Officer	N/A

James J. Hanks, Jr. (Secretary) is an officer of the Company. Valérie Pelletier (Assistant Secretary), Martin-Pierre Boulianne (Assistant Secretary) and Martin Ouellet (Vice-President) are the only other employees of the Company. The following is a summary of the experience of the executive officers and current directors of the Company.

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

Since September 2005, Mr. Michel has been Executive Chairman of the Board of the Cari-All Group (9159-5793 Québec Inc). From 2001 until 2005, Mr. Michel was a business consultant for the Caisse de dépôt et placement du Québec, a financial institution that performs management services for public and private pension and insurance funds. From 1994 until 2001, he was Senior Vice-President and Chief Financial Officer of Le Groupe Vidéotron Ltée. From 1992 until 1994, he was Vice-President of Finance and Treasurer of Le Groupe Vidéotron Ltée.

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

As of March 21, 2006, Mrs. Goral was elected President and Chairman of the Board of NB Capital Corporation. She is a director of NB Finance, Ltd. and has also been Vice-President - Taxation, USA Operations for National Bank of Canada since 1992. Ms. Goral’s tax experience also includes positions with KPMG Peat Marwick and Ernst & Whinney. She is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs.

Mr. Serge Lacroix was Chairman of the Board and President of NB Capital Corporation since June 2002 and director of NB Finance, Ltd. since July 2002. He was with National Bank of Canada or one of its subsidiaries since 1993 in various positions, most recently as Managing Director and Senior Vice-President of the New York Branch. Mr. Lacroix was also General Manager, President and CEO of NBC Financial (UK) Ltd. and Senior Vice-President at National Bank Financial. From 1982 until 1993, he held various positions at Wood Gundy in London, Montreal and Vancouver. Prior to that, he was a Trader at Nesbitt Thompson Inc. and he started his career in 1976 as a Foreign Exchange Trader with Banque Canadienne Nationale. As of February 1, 2006, Mr. Lacroix resigned as President and Chairman of the Board of NB Capital Corporation.

Ms. Hoda Abdelmessih joined the Bank in 1993 as the Treasury Manager. In 1996, Hoda assumed the responsibility of Treasury Control and in 1999 was promoted to Assistant Vice President of Treasury. In 2001, the Bank decided to repatriate all treasury back office functions to Montreal and Hoda was appointed as the Project Manager for New York to decommission the back office. With the sale of the loan portfolio to PNC Hoda's mandate changed, she became a key person in ensuring the conversion of the loan system that would support all cross border loans administered in New York.

Monique Baillergeau was appointed Director of NB Capital and NB Finance, Ltd. in May 2003. She has been with the National Bank of Canada New York branch since February 1986. In 1998, she was assigned to manage the Operations of the London branch. In May 2003, she accepted the position of Vice President in charge of Operations and Administration in New York.

Vincent Lima was appointed Director of NB Capital in March 2006. Vincent joined National Bank of Canada in December 1987, and over the years has held several positions such as Assistant Controller, Assistant Vice President/Credit Analyst - Commercial Financing Group, and Vice President - Cross Border Financing Group. He started his career in 1978 with a major international bank in the Money Transfer/Cash Management Dept., and over the years has held various positions in both operations and accounting with various international banks.

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

Audit Committee Financial Expert

The Audit Committee of the Company consists of the three following members: Mr. Alain Michel (Chairman of the Audit Committee), Mr. Christian Dubé and Mr. André Belzile. On May 14, 2003, the Board of Directors of the Company determined that all three of the members of the Audit Committee are Audit Committee Financial Experts and are independent of the Company and of the Bank.

Code of Ethics

On October 31, 2003, the Company adopted a Code of Conduct and Ethics (as an exhibit to this Form 10-K) (the “Code”) that applies to all of the Company’s directors, officers and employees. No amendments to the provisions of the Code have been made nor have any waivers been granted by the Company since its adoption. The Company undertakes to provide a copy of this Code without charge, upon request. Investors may send a request for a copy of the Code in writing to the Company’s principal executive office by certified mail with a self-addressed envelope attached to such request.

In 2003, the Company named Ms. Alexa Topolski the Compliance Officer of the Company in connection with the Company’s effort to keep open lines of dialogue between management and employees and her mandate was renewed in 2005.

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

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2005, all reports for the Company’s executive officers and directors that were required to be filed under Section 16 of the Securities Exchange Act of 1934 were timely filed.

ITEM 11: EXECUTIVE COMPENSATION

The services of executive officers of the Company are provided pursuant to the Advisory Agreement between the Bank and the Company (see "Business - Advisory Agreement").  The advisory fee paid by the Company to the Bank in 2005 was $100,000.  This amount includes all compensation payable to the Company's executive officers for services rendered to the Company.  Accordingly, no executive officer of the Company was paid more than $100,000 of compensation for the fiscal year ended December 31, 2005 that would be attributable to services performed for the Company and its subsidiaries.  The compensation disclosed in the following table with respect to Mr. Lacroix represents the entire compensation paid to him by the Bank for services rendered by him to the Bank and its subsidiaries, including the Company.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation	Securities Underlying Options/SARs(3)	All Other Compensation
Serge Lacroix, CEO	2005	$184,704	$95,000(1)	$0	—	—
	2004	$181,000	$135,000(2)	$0	—	—

(1)	$50,000 paid in June 2005 and $45,000 granted in December 2005 but paid in January 2006.
(2)	$50,000 paid in May 2004 and $75,000 granted in December 2004 but paid in January 2005; plus an extra $10,000 bonus paid in December 2004 by the Cross border NY Group.
(3)	“SAR” means stock appreciation rights.

SAR Grants in Last Fiscal Year

Mr. Serge Lacroix did not receive a SAR award during the fiscal year ended December 31, 2005.

		Individual Grants
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SAR Granted to Employees in Fiscal	Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Options/SAR Term
Name	(#)	Year	(C$/Sh)	Date	5% (C$)	10% (C$)
Serge Lacroix	0	0%

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values 2005
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/SARs at Fiscal Year End (Canadian $) Exercisable / Unexercisable
Serge Lacroix	0	0	4,425 / 375	$144,951 / $11,014

Value based on a share price of Canadian $60.32 at the closing on last day of the fiscal year ending December 30, 2005 (December 31st was a Saturday, the TSX was closed).

Pension Plan Table
Canadian Dollars Remuneration	Years of Service
	15	20	25	30	35
C$100,000	C$26,814	C$36,194	C$45,663	C$55,132	C$64,777
125,000	34,314	46,194	58,163	70,132	82,277
150,000	41,814	56,194	70,663	85,132	99,777
175,000	49,314	66,194	83,163	100,132	117,277
200,000	56,814	76,194	95,663	115,132	134,777
225,000	64,314	86,194	108,163	130,132	152,277
250,000	71,814	96,194	120,663	145,132	169,777
300,000	71,814	96,194	120,663	145,132	169,777

The above table illustrates the estimated annual retirement benefit payable on a straight line annuity basis to participating employees at normal retirement age (generally age 60), in the earnings and years of service classifications indicated, under the defined benefit pension plan sponsored by the Bank (the "Bank Pension Plan") and an excess benefit plan which covers certain employees of the Bank and its subsidiaries. For each year of service credited to a participant in the Bank Pension Plan, a participant will be entitled to 2% of his or her annual eligible earnings, less the amount earned under the Canada or Quebec pension plans while participating in the Bank Pension Plan. Annual eligible earnings is defined as a participant's average earnings for such participant's 60 highest-paid consecutive months, based on salary and 50% of bonus (limited to 25% of salary).

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2005, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank’s address is National Bank Tower, 600 de La Gauchetière West, Montreal, Quebec, H3B 4L2, Canada. No officer or director beneficially owns more than five percent of any class of the Company's securities.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP’s aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2005 fiscal year and the review of the quarterly financial statements for the 2005 fiscal year were $41,000 (compared to $36,950 for 2004). The engagement of Deloitte & Touche LLP for the 2005 fiscal year and the scope of audit, audit-related and tax services were pre-approved by our Audit Committee.

Audit-Related Fees

Deloitte & Touche LLP’s aggregate fees billed for audit-related professional services (special report on procedures performed on the mortgage loans) for the 2005 fiscal year were $5,600 (compared to $5,300 for 2004).

Deloitte & Touche LLP’s aggregate fees billed for work related to Sarbanes Oxley readiness assessment was $5,000 (compared to $0 for 2004).

Tax Fees

Deloitte & Touche LLP’s aggregate fees for all tax related services for the 2005 fiscal year were $35,000 for tax compliance and consulting services (compared to $35,000 for 2004).

The Company’s Audit Committee pre-approves the services - both permitted audit services and permitted non-audit services - of the external auditor before the external auditor is engaged by the Company to render such permitted audit services or permitted non-audit services. The Audit Committee evidences its pre-approval by resolution of the Audit Committee.

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

(b)	During the quarter ended December 31, 2005, the Company did not file any Current Reports on Form 8-K.

(c)
Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada. National Bank of Canada is the parent company of NB Capital Corporation and the holder of 100% of the common shares of NB Capital Corporation. In light of this exchangeable feature, the audited consolidated financial statements for the National Bank of Canada for the years ended October 31, 2005 and October 31, 2004, as well as the Independent Auditors' Report, are filed as part of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31 of March, 2006.

NB CAPITAL CORPORATION

By:	/s/ Donna Goral
Donna Goral
Chairman of the Board and President
(Principal Executive Officer)

By:	/s/ Jean Dagenais
Jean Dagenais
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31 day of March, 2006.

By:	/s/ Donna Goral	By:	/s/ Alain Michel
	Donna Goral		Alain Michel
	Director		Director

By:	/s/ Hoda Abdelmessih	By:	/s/ André Belzile
	Hoda Abdelmessih		André Belzile
	Director		Director

		By:	/s/ Christian Dubé
Christian Dubé
Director

		By:	/s/ Monique Baillergeau
Monique Baillergeau
Director

		By:	/s/ Vincent Lima
Vincent Lima
Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1.1	Articles of Incorporation and Articles of Amendment and Restatement and Articles Supplementary of NB Capital Corporation*

3.2.1	Bylaws of NB Capital Corporation*

4.1	Registration Rights Agreement dated as of September 3, 1997 by and among NB Capital Corporation, National Bank of Canada and Merrill Lynch, Pierce, Fenner & Smith Incorporated*

10.1	Advisory Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.2	Servicing Agreement dated as of September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.3	Loan Agreement dated as of September 3, 1997 between NB Finance, Ltd. and NB Capital Corporation*

10.4	Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.5	Deed of Sale of Mortgage Loans dated September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.6	Mortgage Loan Assignment Agreement dated September 3, 1997 among National Bank of Canada, NB Capital Corporation and NB Finance, Ltd.*

10.7	Promissory Notes representing the 16 hypothecation loans executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.8	Deposit Agreement among NB Capital Corporation, National Bank of Canada and The Bank of Nova Scotia Trust Company of New York, including Form of Depository Receipt*

10.9	First Supplemental Servicing Agreement dated December 4, 1998 between National Bank of Canada and NB Capital Corporation*

10.10	Loan Agreement dated as of December 4, 1998 between NB Finance, Ltd. and NB Capital Corporation*

10.11	Custodial Agreement dated as of December 4, 1998 between NB Capital Corporation and National Bank of Canada*

10.12	Amended and Restated Servicing Agreement dated June 28, 2001 between National Bank of Canada and NB Capital Corporation.*

10.13	Deed of Sale of Mortgage Loans dated December 4, 1998 between National Bank of Canada and NB Finance, Ltd.*

10.14(i)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.14(ii)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.15(i)	Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.15(ii)	Promissory Note representing $29,880,126.51 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.16	Mortgage Loan Assignment Agreement dated as of September 7, 1999 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.17	Promissory Note representing $85,989,203.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*.

10.18	Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.19	Promissory Note representing $98,836,341.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.20	Mortgage Loan Assignment Agreement dated as of September 28, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.21	Promissory Note representing $67,323,437.74 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.22	Mortgage Loan Assignment Agreement dated as of January 30, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.23	Promissory Note representing $107,179,964.89 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.24	Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.25	Promissory Note representing $121,357,226.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.26	Mortgage Loan Assignment Agreement dated as of September 24, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.27	Promissory Note representing $55,963,732.07 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.28	Mortgage Loan Assignment Agreement dated as of January 29, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.29	Promissory Note representing $71,866,079.87 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.30	Mortgage Loan Assignment Agreement dated as of June 20, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.31	Promissory Note representing $64,221,362.98 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.32	Mortgage Loan Assignment Agreement dated as of December 16, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.33	Promissory Note representing $52,054,168.88 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.34	Mortgage Loan Assignment Agreement dated as of May 27, 2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.35	Promissory Note representing $70,420,135.45 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.36	Mortgage Loan Assignment Agreement dated as of October 21,2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.37	Promissory Note representing $106,552,720.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.38	Mortgage Loan Assignment Agreement dated as of April 28, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.39	Promissory Note representing $76,053,456.93 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.40	Mortgage Loan Assignment Agreement dated as of August 26, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.41	Promissory Note representing $94,559,444.49 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.42	Mortgage Loan Assignment Agreement dated as of February 24, 2005 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.43	Promissory Note representing $73,037,930.00 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

10.44	Mortgage Loan Assignment Agreement dated as of August 29, 2005 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.45	Promissory Note representing $97,736,747.47 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

14	NB Capital Code of Ethics**

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

*	As previously filed.
**	As filed herewith.

NB CAPITAL CORPORATION

Financial statements as of December 31, 2005, 2004 and 2003, and
Report of Independent Registered Chartered Accountants

NB CAPITAL CORPORATION

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of
NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation (the "Company") as of December 31, 2005 and 2004 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Montreal, Canada

February 17, 2006

NB CAPITAL CORPORATION
Balance sheets
as of December 31 2005 and 2004
(in U.S. dollars)

	2005	2004
	$	$

Assets
Current Assets
Cash and cash equivalents	59,900,966	58,327,311
Due from an affiliated company	9,680,137	9,474,360
Promissory notes - current portion	79,840,304	51,678,372
Prepaid expenses	31,800	30,520
Accrued interest on cash equivalents	18,691	25,499
Total Current Assets	149,471,898	119,536,062

Promissory notes	330,138,683	358,227,439
Total assets	479,610,581	477,763,501

Liabilities
Current Liabilities
Due to the parent company	402,482	414,084
Accounts payable	116,512	30,287
Total liabilities	518,994	444,371

Stockholders’ equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, 300,000 Series A shares issued and paid	3,000	3,000
110 Senior preferred shares issued and paid	1	1

Common stock, $0.01 par value per share; 1,000 shares authorized, 100 shares issued and paid	1	1

Additional paid-in capital	476,761,014	476,761,014

Retained earnings	2,327,571	555,114
Total stockholders’ equity	479,091,587	477,319,130
Total liabilities and stockholders’ equity	479,610,581	477,763,501

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 2005, 2004 and 2003
(in U.S. dollars)

	2005	2004	2003
	$	$	$

Revenue
Interest income
Short-term investments	1,346,146	441,053	346,591
Promissory notes	33,995,506	35,879,238	37,529,935
Bank interest	918	2,000	18,840
	35,342,570	36,322,291	37,895,366

Expenses
Legal	127,883	62,265	41,292
Other professional fees	255,641	202,707	223,523
Servicing fees	1,514,444	1,498,279	1,497,130
Advisory fees	100,000	100,000	30,000
	1,997,968	1,863,251	1,791,945

Net income	33,344,602	34,459,040	36,103,421

Preferred stock dividends	25,072,145	25,067,424	25,067,921
Income available to common stockholders	8,272,457	9,391,616	11,035,500

Weighted average number of common shares outstanding	100	100	100
Earnings per common share - basic and diluted	82,725	93,916	110,355

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of stockholders’ equity
years ended December 31, 2005, 2004 and 2003
(in U.S. dollars)

	Series A	Senior		Additional
	Preferred	Preferred	Common	Paid-in	Retained
	Stock	Stock	Stock	Capital	Earnings	Total
	$	$	$	$	$	$

Stockholders’ equity as of December 31, 2002	3,000	1	1	476,761,014	5,127,998	481,892,014

Net income	—	—	—	—	36,103,421	36,103,421
Dividends on senior preferred stock and Series A preferred stock	—	—	—	—	(25,067,921)	(25,067,921)
Dividend on common stock	—	—	—	—	(14,500,000)	(14,500,000)
Stockholders’ equity as of December 31, 2003	3,000	1	1	476,761,014	1,663,498	478,427,514

Net income	—	—	—	—	34,459,040	36,459,040
Dividends on senior preferred stock and Series A preferred stock	—	—	—	—	(25,067,424)	(25,067,424)
Dividend on common stock	—	—	—	—	(10,500,000)	(10,500,000)
Stockholders’ equity as of December 31, 2004	3,000	1	1	476,761,014	555,114	477,319,130

Net income	—	—	—	—	33,344,602	33,344,602
Dividends on senior preferred stock and Series A preferred stock	—	—	—	—	(25,072,145)	(25,072,145)
Dividend on common stock	—	—	—	—	(6,500,000)	(6,500,000)
Stockholders’ equity as of December 31, 2005	3,000	1	1	476,761,014	2,327,571	479,091,587

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of cash flows
years ended December 31, 2005, 2004 and 2003
(in U.S. dollars)

	2005	2004	2003
	$	$	$

Operating activities
Net income	33,344,602	34,459,040	36,103,421
Adjustment to reconcile net income to net cash provided by operating activities
Prepaid expenses	(1,280)	(2,520)	(1,333)
Due from an affiliated company	(205,777)	1,637,556	(4,134,609)
Due to the parent company	(11,602)	(870)	70,008
Accounts payable	86,225	(11,422)	(26,187)
Accrued interest on cash equivalents	6,808	(20,265)	(4,934)
Net cash provided by operating activities	33,218,976	36,061,519	32,006,366

Investing activities
Investment in promissory notes	(170,774,678)	(170,612,901)	(176,972,855)
Repayments of promissory notes	170,701,502	209,040,546	198,485,678
Net cash provided by (used in) investing activities	(73,176)	38,427,645	21,512,823

Financing activities
Dividends	(31,572,145)	(35,567,424)	(39,567,921)
Net cash used in financing activities	(31,572,145)	(35,567,424)	(39,567,921)

Cash and cash equivalents, beginning of year	58,327,311	19,405,571	5,454,303
Cash and cash equivalents, end of year	59,900,966	58,327,311	19,405,571

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2005, 2004 and 2003
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

Cash and cash equivalents

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less at the acquisition date.

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

Per share data

Basic and diluted earnings per share with respect to the Company for the years ended December 31, 2005, 2004 and 2003 are computed based upon the weighted average number of common shares outstanding during the year.

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

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2005, 2004 and 2003
(in U.S. dollars)

2.	Significant accounting policies (continued)

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

The promissory notes have maturities ranging from January 2006 to January 2015, at rates ranging from 5.49% to 10.21%, with a weighted-average rate of approximately 7.76% per annum.

The fair value of the Promissory notes as at December 31, 2005 is $422,649,877. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

These rates approximate market interest rates for loans of similar credit and maturity provisions and, accordingly, management believes that the carrying value of the promissory notes receivable approximates their fair value.

	2005	2004
	$	$
Promissory notes, beginning of year	409,905,811	448,333,456
Acquisitions	170,774,678	170,612,901
Principal repayments	(170,701,502)	(209,040,546)
Promissory notes, end of year	409,978,987	409,905,811

The scheduled principal repayments as of December 31, 2005 are as follows:

	$		$
2006	79,840,304	2011	64,300,710
2007	109,484,543	2012	37,244,565
2008	24,645,507	2013	8,063,924
2009	34,060,036	2014	4,142,782
2010	39,607,180	2015	8,589,436

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2005, 2004 and 2003
(in U.S. dollars)

4.	Transactions with an affiliated company

During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $33,995,506 ($35,879,238 in 2004 and $37,529,935 in 2003) (see Note 3).

The amounts due from an affiliated company as of December 31, 2005 and 2004 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

5.	Transactions with the parent company

The Company entered into agreements with National Bank of Canada in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100,000 per year ($100,000 in 2004 and $30,000 in 2003), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company.

Servicing agreement

National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance (in US$) of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $537,567,066 ($542,179,064 in 2004 and 551,360,385 in 2003). During the year, fees of $1,514,444 ($1,498,279 in 2004 and $1,497,130 in 2003) were charged to the Company.

Custodian agreement

National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 2005, 2004 and 2003, no fee was charged to the Company.

Interest on bank account and short-term investments

The Company received $918 ($2,000 in 2004 and $18,840 in 2003) in interest on a bank account held with National Bank of Canada.

The Company received $1,346,146 ($441,053 in 2004 and $346,591 in 2003) in interest on term deposits held with National Bank of Canada.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2005, 2004 and 2003
(in U.S. dollars)

6.	Stockholders’ equity

Common stock

The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock. The common shares issued as at December 31, 2005 are as follows:

•	100 shares are authorized, issued and paid.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. The preferred shares issued as at December 31, 2005 are as follows:

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

•
1,000 shares authorized and 110 shares issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-Cumulative Exchangeable Preferred Stock, with a liquidation value of $3,000 per share, redeemable at the Company’s option at any time and retractable at the holders’ option on December 30, 2007 and every ten-year anniversary thereof.

7.	Recent pronouncements

In May 2005, FASB issued FAS 154 “Accounting Changes and Error Corrections” which replaces APB opinion No. 20 and FASB Statement No.3. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and states that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of Statement No.154, which will apply to the Company effective January 1, 2006, will not have a material impact on the Company's financial reporting and disclosure.

Item 15(c) to the Annual Report of NB Capital Corporation on Form 10-K for the Year Ended December 31, 2005

Consolidated Financial Statements of National Bank of Canada (Expressed in Canadian dollars)

consolidated financial statements

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

In discharging its responsibilities and ensuring that the Bank’s assets are safeguarded, Management maintains the necessary accounting and control systems. These controls include standards for hiring and training personnel, the defining and evaluation of tasks and functions, operating policies and procedures and budget controls.

The Board of Directors (the “Board”) is responsible for reviewing and approving the financial information which appears in the Annual Report. Acting through the Audit and Risk Management Committee (the “Committee”), the Board also oversees the presentation of the consolidated financial statements and ensures that accounting and control systems are maintained.

The Committee, composed of directors who are neither officers nor employees of the Bank, is responsible for evaluating internal control procedures on an ongoing basis and reviewing the consolidated financial statements and recommending them to the Board for approval. The Committee oversees a team of internal auditors, which reports to it on a regular basis.

The control systems are further supported by the Bank’s observance of the laws and regulations that apply to its operations. The Superintendent of Financial Institutions Canada regularly examines the affairs of the Bank to ensure that the provisions of the Bank Act with respect to the safety of the Bank’s depositors are being duly observed and that the Bank is in a sound financial condition.

The independent auditors, Samson Bélair/Deloitte & Touche s.e.n.c.r.l., whose report follows, were appointed by the shareholders on the recommendation of the Board. They were given full and unrestricted access to the Committee to discuss their audit and financial reporting matters.

Réal Raymond	Pierre Fitzgibbon
President and	Senior Vice-President
Chief Executive Officer	Finance, Technology and Corporate Affairs

Montreal, December 8, 2005

15(c)-1

Deloitte.	Samson Bélair/Deloitte & Touche
s.e.n.c.r.l.
1 Place Ville Marie
Suite 3000
Montreal QC H3B 4T9
Canada

Tel: 514-393-5317
Fax: 514-390-4111
www.deloitte.ca

Independent Auditors’ report

To the Board of Directors of
National Bank of Canada

We have audited the Consolidated Balance Sheets of National Bank of Canada as at October 31, 2005 and 2004 and the Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the two year period ended October 31, 2005. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

With respect to the consolidated financial statements for the year ended October 31, 2005, we conducted our audit in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. With respect to the consolidated financial statements for year ended October 31, 2004, we conducted our audit in accordance with Canadian generally accepted auditing standards. These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Bank as at October 31, 2005 and 2004 and the results of operations and its cash flows for each of the years in the two year period ended October 31, 2005 in accordance with Canadian generally accepted accounting principles.

/s/ Samson Bélair/Deloitte & Touche s.e.n.c.r.l.
Samson Bélair/Deloitte & Touche s.e.n.c.r.l.

Montreal, Canada
December 8, 2005

15(c)-2

Consolidated Statement of Income
Year ended October 31
(millions of dollars)

	Note	2005	2004

Interest income and dividends
Loans		2,122	1,884
Securities		739	588
Deposits with financial institutions		193	113
		3,054	2,585

Interest expense
Deposits		1,113	800
Subordinated debentures		100	99
Other		404	323
		1,617	1,222
Net interest income		1,437	1,363

Other income
Financial market fees		682	633
Deposit and payment service charges		201	200
Trading revenues		192	198
Gains on investment account securities, net		91	91
Card service revenues		63	49
Lending fees		247	258
Acceptances, letters of credit and guarantee		61	65
Securitization revenues		195	180
Foreign exchange revenues		76	72
Trust services and mutual funds		285	244
Other		173	192
		2,266	2,182
Total revenues		3,703	3,545
Provision for credit losses	6	33	86

Operating expenses
Salaries and staff benefits		1,451	1,359
Occupancy		184	200
Computers and equipment		356	334
Communications		81	77
Professional fees		136	118
Other		291	300
		2,499	2,388
Income before income taxes and non-controlling interest		1,171	1,071
Income taxes	15	291	318
		880	753
Non-controlling interest		25	28
Net income		855	725
Dividends on preferred shares	13	26	23
Net income available to common shareholders		829	702
Average number of common shares outstanding (thousands)	16
Basic		166,382	170,918
Diluted		168,964	173,276
Net earnings per common share (dollars)	16
Basic		4.98	4.10
Diluted		4.90	4.05
Dividends per common share (dollars)	13	1.72	1.42

15(c)-3

Consolidated Balance Sheet
As at October 31
(millions of dollars)

	Note	2005	2004
ASSETS
Cash		227	481
Deposits with financial institutions		10,087	5,296

Securities
Investment account	4	6,869	7,446
Trading account	4	26,183	20,561
		33,052	28,007

Securities purchased under reverse repurchase agreements		7,023	4,496

Loans	5 and 6
Residential mortgage		15,677	15,500
Personal and credit card		9,796	7,825
Business and government		22,096	18,751
		47,569	42,076
Allowance for credit losses		(451)	(578)
		47,118	41,498
Other
Customers’ liability under acceptances		3,242	3,076
Fair value of trading derivative financial instruments	18	2,390	2,735
Premises and equipment	7	355	267
Goodwill	8	662	662
Intangible assets	8	178	180
Other assets	9	3,264	1,799
		10,091	8,719
		107,598	88,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	10
Personal		26,385	24,008
Business and government		29,636	23,966
Deposit-taking institutions		5,956	5,458
		61,977	53,432
Other
Acceptances		3,242	3,076
Obligations related to securities sold short		15,504	10,204
Securities sold under repurchase agreements		12,915	8,182
Fair value of trading derivative financial instruments	18	1,846	2,386
Other liabilities	9	5,928	5,235
		39,435	29,083

Subordinated debentures	11	1,102	1,408
Non-controlling interest	11	487	370

Shareholders’ equity
Preferred shares	13	400	375
Common shares	13	1,565	1,545
Contributed surplus		13	7
Unrealized foreign currency translation adjustments		(26)	(10)
Retained earnings		2,645	2,287
		4,597	4,204
		107,598	88,497

Réal Raymond	Pierre Bourgie
President and Chief Executive Officer	Director

15(c)-4

Consolidated Statement of Changes in Shareholders’ Equity
Year ended October 31
(millions of dollars)

	Note	2005	2004

Preferred shares at beginning		375	375
Issuance of preferred shares, Series 16		200	—
Redemption of preferred shares, Series 13 for cancellation		(175)	—
Preferred shares at end	13	400	375

Common shares at beginning		1,545	1,583
Issuance of common shares
Dividend Reinvestment and Share Purchase Plan		12	12
Stock Option Plan		46	30
Repurchase of common shares for cancellation		(39)	(80)
Impact of shares acquired or sold for trading purposes		1	—
Common shares at end	13	1,565	1,545

Contributed surplus at beginning		7	2
Stock option expense	14	6	5
Contributed surplus at end		13	7

Unrealized foreign currency translation adjustments at beginning		(10)	6
Losses on foreign exchange operations with a functional currency
other than the Canadian dollar, net of income taxes		(16)	(16)
Unrealized foreign currency translation adjustments at end		(26)	(10)

Retained earnings at beginning		2,287	2,131
Net income		855	725
Impact of initial adoption of AcG-15	2	1	—
Dividends
Preferred shares	13	(26)	(23)
Common shares	13	(286)	(243)
Premium paid on common shares repurchased for cancellation	13	(185)	(302)
Share issuance expenses and other, net of income taxes		(1)	(1)
Retained earnings at end		2,645	2,287

Shareholders’ equity		4,597	4,204

15(c)-5

Consolidated Statement of Cash Flows
Year ended October 31
(millions of dollars)

	Note	2005	2004

Cash flows from operating activities
Net income		855	725
Adjustments for:
Provision for credit losses		33	86
Amortization of premises and equipment		63	52
Future income taxes		(31)	50
Translation adjustment on foreign currency subordinated debentures		(11)	(29)
Gains on sale of investment account securities, net		(91)	(91)
Gains on asset securitizations and other transfers of receivables, net		(125)	(64)
Stock option expense		6	5
Change in interest payable		(73)	58
Change in interest and dividends receivable		11	268
Change in income taxes payable		6	(161)
Change in net fair value amounts on trading derivative financial instruments		(195)	(116)
Change in trading account securities		(5,622)	(1,410)
Excess of pension plan contributions over expenses		—	(20)
Change in other items		(430)	929
		(5,604)	282
Cash flows from financing activities
Change in deposits		8,250	1,969
Issuance of subordinated debentures		350	—
Redemption of subordinated debentures		(350)	(79)
Issuance of common shares		58	42
Issuance of preferred shares		200	—
Repurchase of common shares for cancellation		(224)	(382)
Redemption of preferred shares for cancellation		(175)	—
Dividends paid on common shares		(278)	(179)
Dividends paid on preferred shares		(27)	(23)
Change in obligations related to securities sold short		5,300	1,747
Change in securities sold under repurchase agreements		4,733	(492)
Change in other items		(19)	(16)
		17,818	2,587
Cash flows from investing activities
Change in deposits with financial institutions pledged as collateral		(3,594)	(123)
Change in loans		(8,016)	(4,851)
Proceeds from securitization of assets and other transfers of receivables		3,069	1,648
Maturity of securitized assets		(706)	—
Purchases of investment account securities		(52,611)	(15,479)
Sales of investment account securities		53,313	15,140
Change in securities purchased under reverse repurchase agreements		(2,527)	(541)
Consolidation of assets in accordance with AcG-15	2	(132)	—
Net acquisitions of premises and equipment		(67)	(56)
		(11,271)	(4,262)

Increase (decrease) in cash and cash equivalents		943	(1,393)
Cash and cash equivalents at beginning		5,333	6,726
Cash and cash equivalents at end		6,276	5,333

Cash and cash equivalents
Cash		227	481
Deposits with financial institutions		10,087	5,296
Less: amount pledged as collateral		(4,038)	(444)
		6,276	5,333
Supplementary information
Interest paid		1,589	1,218
Income taxes paid		257	529

15(c)-6

Notes to the Consolidated Financial Statements
As at October 31
(millions of dollars)

1 | Summary of Significant Accounting Policies

The consolidated financial statements of National Bank of Canada (the “Bank”) were prepared in accordance with Section 308(4) of the Bank Act, which states that Canadian generally accepted accounting principles (“GAAP”) are to be applied unless otherwise specified by the Superintendent of Financial Institutions Canada (the “Superintendent”). These principles differ in some regards from United States GAAP, as explained in Note 24.

The preparation of consolidated financial statements in conformity with Canadian GAAP requires Management to make estimates and assumptions that affect assets and liabilities, income and other related information. The most significant assets and liabilities subject to estimates are the allowance for credit losses, fair value financial instruments, the valuation of investment account securities, asset securitization, goodwill and intangible assets, pension plans and other employee future benefits, income taxes and the provision for contingencies. If actual results differ from these estimates, the impact is recognized in future periods.

The significant accounting policies used in preparing these consolidated financial statements are summarized below.

Basis of consolidation
The consolidated financial statements include the assets, liabilities and operating results of all subsidiaries after the elimination of intercompany transactions and balances. Since November 1, 2004, in accordance with Accounting Guideline No. 15 “Consolidation of Variable Interest Entities” (AcG-15), as explained in detail in Note 2a, the Bank began consolidating the variable interest entities of which it is the primary beneficiary.

Investments in companies over which the Bank exercises significant influence are accounted for using the equity method and are included in “Other assets” in the Consolidated Balance Sheet. The Bank’s share of income (losses) from these companies is included in “Other income” in the Consolidated Statement of Income.

Translation of foreign currencies
The monetary assets and liabilities of the Bank and its integrated branches and subsidiaries denominated in foreign currencies as well as all assets and liabilities of its self-sustaining branches and subsidiaries denominated in foreign currencies are translated into Canadian dollars at the year-end exchange rate. Non-monetary assets and liabilities of the Bank and its integrated branches and subsidiaries denominated in foreign currencies are translated into Canadian dollars at historical rates. Revenues and expenses denominated in foreign currencies are translated using average exchange rates.

Translation gains and losses arising from the translation of the financial statements of self-sustaining branches and subsidiaries, including the related impact on hedging and income taxes, are recorded in “Unrealized foreign currency translation adjustments” in the Consolidated Balance Sheet. Translation gains and losses arising from operations in integrated branches and subsidiaries are included in the Consolidated Statement of Income.

Cash and deposits with financial institutions
Cash and deposits with financial institutions consist of cash and cash equivalents. Cash comprises cash on hand, bank notes and coin. Cash equivalents consist of deposits with the Bank of Canada, deposits with financial institutions, including net receivables related to cheques and other items in the clearing process, as well as the net amount of cheques and other items in transit.

Securities
Securities are held, depending on Management’s intentions, in the investment or trading account. The Bank records securities transactions on a trade date basis.

Investment account securities are purchased with the intention of holding them to maturity or until market conditions favour other types of investment. Equity securities are stated at acquisition cost if the Bank does not exercise a significant influence over the investee. Debt securities are stated at unamortized acquisition cost, and any premiums or discounts are amortized using the effective yield method over the period to maturity or disposal of the security. Dividend and interest income as well as the amortization of premiums and discounts are recorded in “Interest income and dividends.” Gains or losses realized on the disposal of securities, calculated using the average cost method, and any loss in value that is other than a temporary impairment are recorded in “Other income.”

Trading account securities generally purchased for resale in the short term are presented at fair value based on publicly disclosed market prices. In the event market prices are not available, the fair value is estimated on the basis of the market prices of similar securities or using other methods. Dividend and interest income are recorded in “Interest income and dividends.” Realized and unrealized gains or losses on these securities are recorded in “Other income.”

15(c)-7

Securities purchased under reverse repurchase agreements and sold under repurchase agreements
The Bank purchases securities under reverse repurchase agreements and sells securities under repurchase agreements. Reverse repurchase agreements and repurchase agreements are treated as guaranteed loans and borrowings and are recorded at cost in the Consolidated Balance Sheet. Interest income from reverse repurchase agreements and interest expense under repurchase agreements are recorded on an accrual basis in the Consolidated Statement of Income.

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

Foreclosed assets held for sale in settlement of an impaired loan are presented at fair value less selling costs at the date of foreclosure. Any difference between the carrying value of the loan before foreclosure and the initially estimated realizable amount of the assets is recorded to “Provision for credit losses.” For any subsequent change in their fair value, gains or losses are recognized under “Other income” in the Consolidated Statement of Income. Gains may not exceed losses in value recognized after the date of foreclosure. Revenues generated by foreclosed assets and the related operating expenses are included in the Consolidated Statement of Income under “Other.”

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

Loan origination fees, including commitment, restructuring and renegotiation fees, are considered an integral part of the yield earned on the loan and are deferred and amortized to interest income over the term of the loan. If there is a reasonable expectation that a commitment will result in a loan, commitment fees are amortized to interest income over the term of the loan; otherwise, they are included in “Other income” over the term of the commitment. Loan syndication fees are recorded to “Other income,” unless the yield on any loan retained by the Bank is less than that of other comparable lenders involved in the financing. In such cases, an appropriate portion of the fees is deferred and amortized to interest income over the term of the loan.

Since the adoption on November 1, 2003 of Section 1100 of the CICA Handbook “Generally Accepted Accounting Principles,” certain mortgage loan prepayment fees have been recognized in the Consolidated Statement of Income under “Lending fees” when earned. Prior to November 1, 2003, these fees were deferred and amortized to interest income over the term of the loan. Following the adoption of Section 1100, an unamortized balance of mortgage loan prepayment fees, which amounted to $25 million as at October 31, 2003 ($16 million net of income taxes) was recorded during 2004 in the Consolidated Statement of Income under “Lending fees.”

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

The specific allowances for impaired loans are established for all such loans that can be identified and for which impairment can be estimated individually, reducing them to their estimated realizable amounts. The estimated realizable amounts are measured by discounting expected future cash flows. For groups of impaired loans consisting of large numbers of homogeneous balances of relatively small amounts, the realizable amounts are determined by discounting expected future cash flows for each group of loans using formulas that take into account past loss experience, economic conditions and other relevant circumstances. No specific allowance is established for credit card loans, as balances are written off if payment has not been received within 180 days.

The allowance for loan impairment in relation to loans to countries designated by the Superintendent is revalued on an ongoing basis according to risk exposure in the various countries and their related economic conditions.

15(c)-8

The allocated general allowance for credit risk represents Management’s best estimate of probable losses within the portion of the portfolio that has not yet been specifically identified as impaired. This amount is determined by applying expected loss factors to outstanding and undrawn facilities. The allocated general allowance for corporate and government loans is based on the application of expected default and loss factors, determined by statistical loss migration analysis, delineated by loan type. For more homogeneous portfolios, such as residential mortgage loans, small and medium-sized enterprise loans, personal loans and credit card loans, the allocated general allowance is determined on a product portfolio basis. Losses are determined by the application of loss ratios determined through statistical analysis of loss migration over an economic cycle. The unallocated general allowance for credit risk is based on Management’s assessment of probable losses in the portfolio that have not been captured in the determination of the specific allowances for impaired loans, the country risk allowance and the allocated general allowance. This assessment takes into account general economic and business conditions, recent loan loss experience, and trends in credit quality and concentrations. This allowance also reflects model and estimation risks. The unallocated general allowance does not represent future losses or serve as a substitute for the allocated general allowance.

Asset securitization
The Bank securitizes residential and commercial mortgage loans, consumer loans, personal loans and credit card receivables by selling them to qualified special purpose entities or trusts that issue securities to investors. These transactions are recorded as sales when the Bank is deemed to have surrendered control over the assets sold and to have received consideration other than beneficial interests in these assets. Gains and losses on securitization transactions are recognized in income on the transaction date.

As part of securitization transactions, the Bank may retain certain interests in the securitized receivables in the form of subordinated certificates, rights to future excess interest and, in some cases, a cash reserve account. Gains and losses on securitizations, net of transaction fees, are carried in the Consolidated Statement of Income under “Securitization revenues.” Gains and losses recognized on the sale of receivables are dependent in part on the allocation of the previous carrying amount of the receivables to the assets sold and the retained interests. This allocation is based on their relative fair value at the date of transfer. Fair value is based on market prices, when available. However, as quotes are usually not available for retained interests, fair value is determined using the present value of expected future cash flows based on assumptions regarding credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved.

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

Acceptances and customers’ liability under acceptances
The potential liability of the Bank under acceptances is recorded as a liability in the Consolidated Balance Sheet. The Bank’s potential recourse against customers is recorded as an equivalent offsetting asset. Fees are recorded in “Other income” in the Consolidated Statement of Income.

15(c)-9

Premises and equipment
Buildings, equipment and furniture and leasehold improvements are recognized at cost less accumulated amortization and are amortized over their estimated useful lives according to the following methods and rates. Land is recorded at cost.

	Methods		Rates
Buildings	(a) or (b	)	2% to 14%
Equipment and furniture	(a) or (b	)	20% to 50%
Leasehold improvements	(a	)	(c )

(a) straight-line
(b) diminishing balance
(c) over the lease term plus the first renewal option

Goodwill
The purchase method is used to account for the acquisition of subsidiaries. Goodwill represents the excess of the price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. Goodwill is tested for impairment annually, or more frequently if changes in circumstances indicate that the asset might be impaired, to ensure that the fair value remains greater than or equal to the carrying value. Any excess of the carrying value over the fair value is charged to income for the period during which the impairment has been determined.

Intangible assets
The intangible assets of the Bank result from the acquisition of subsidiaries or groups of assets and are mainly composed of management contracts recorded at fair value at the time of acquisition. Since these assets have indefinite lives, they are not amortized, but are tested for impairment annually, or more frequently if changes in circumstances indicate that they might be impaired. The impairment test consists in comparing the fair value of the asset with its carrying value. Any excess of the carrying value over the fair value is charged to income for the period during which the impairment is determined. Intangible assets with finite useful lives are amortized over their useful lives. These assets are written down when the long-term expectation is that their carrying values will not be recovered. Any excess of the carrying value over the recoverable value is charged to income.

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

Income taxes
The Bank provides for income taxes under the asset and liability method. The Bank determines future income tax assets and liabilities based on the differences between the carrying values and the tax bases of assets and liabilities, according to income tax laws and income tax rates enacted or substantively enacted on the date the differences will reverse. Future income tax assets represent tax benefits related to deductions the Bank may claim to reduce its taxable income in future years. No future income tax expense is recorded for the portion of retained earnings of foreign subsidiaries that is permanently reinvested.

Derivative financial instruments
Certain types of derivatives are used to meet the risk management, investment and trading needs of the Bank and its clients.

The main derivative instruments used by the Bank are exchange-traded contracts such as futures and options as well as over-the-counter products such as forwards, options and swaps.

Trading derivatives
Derivatives used to accommodate the needs of clients and enable the Bank to generate income from its trading activities are recognized on a fair value basis. Derivatives with a positive fair value are presented as assets, and derivatives with a negative fair value as liabilities, in the Consolidated Balance Sheet. Realized and unrealized gains and losses on trading activities are recorded in “Other income” in the Consolidated Statement of Income.

Non-trading derivatives
The Bank also uses derivative instruments in its own risk management and investment activities.

Derivative instruments used to manage the Bank’s own risks, in particular interest and exchange rate risks, are recorded using hedge accounting, when appropriate. Non-trading derivatives that do not qualify for hedge accounting are carried at fair value in assets or liabilities. Realized and unrealized gains and losses on non-trading activities are recorded in “Other income” in the Consolidated Statement of Income.

15(c)-10

Hedge accounting

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

Recognition
When the derivative is designated and deemed effective as a fair value or cash flow hedge, the related gains and losses are recorded in “Other income” in the Consolidated Statement of Income at the same time as the gains or losses on the assets or liabilities hedged.

Discontinuance of hedge accounting
Realized and unrealized gains and losses on terminated derivatives or derivatives that have ceased to be effective before they expire are presented with assets or liabilities in the Consolidated Balance Sheet and recognized in “Other income” in the period during which the underlying hedged item is recognized. Should the derivative once again qualify for hedge accounting, any fair value already presented in the Consolidated Balance Sheet will be amortized to “Other income” over the remaining term of the hedged item. If a designated hedged item is sold, terminated or expires before the related derivative is terminated, any realized or unrealized gain or loss on the derivative is recognized in “Other income” in the Consolidated Statement of Income.

Equity-linked deposit contracts
The Bank recognizes the fair value of certain deposit obligations that vary according to the performance of certain securities or equity indexes and entitle investors, after a predetermined period, to receive a given percentage of their capital or a variable amount, whichever is greater, based on the performance of an equity index or shares. Future fluctuations in fair value are reflected in the Consolidated Statement of Income as they arise.

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

Employee future benefits
The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans. The Bank also offers its employees certain post-retirement and post-employment benefits, compensated leave and termination benefits (non-pension employee benefits), which are generally not funded. These benefits include healthcare, life insurance and dental benefits. Employees eligible for the post-retirement benefits are those who retire at certain retirement ages. Employees eligible for post-employment benefits are those on long-term disability or maternity leave.

The Bank records its benefit obligation under employee pension plans and the related costs net of plan assets.

Actuarial valuations are made periodically to determine the present value of plan obligations. The actuarial valuation of accrued pension and post-retirement benefit obligations is based on the projected benefit method prorated on services using the most likely assumptions according to Management as regards future salary levels, cost escalation, retirement age and other actuarial factors. The accrued benefit obligation is valued using market rates as at the measurement date. With regard to the expected long-term returns on plan assets used to calculate pension expense, most of the fixed-income securities in the plans are measured using fair value while equity securities and other assets are measured using a market-related value. This value takes into account the changes in the fair value of assets over a three-year period. Prior to November 1, 2003, all portfolio securities were valued at market-related values. The impact of this change for the years ended October 31, 2005 and 2004 is negligible.

The cost of pension and other post-retirement benefits earned by employees is established by calculating the sum of the following: the current period accrued benefit cost; the notional interest on the actuarial liability of the plans and the expected long-term return on plan assets; the amortization, over the average remaining service lives of employees, of actuarial gains and losses; and the amounts resulting from changes made to the assumptions and the plans. The cumulative excess of pension plan contributions over the amounts recorded as expenses is recognized in “Other assets” in the Consolidated Balance Sheet while the cumulative cost of post-retirement benefits, net of disbursements, is recognized in “Other liabilities.”

15(c)-11

Past service costs arising from amendments to the plans are amortized on a straight-line basis over the average remaining service period of active employees on the date of the amendments. The portion of the net actuarial gain or loss which exceeds 10% of either the accrued benefit obligation or the fair value of plan assets, whichever is higher, is amortized over the average remaining service period of active employees. This average remaining service period varies from 9 to 12 years depending on the plan. When the restructuring of an employee benefit plan gives rise to both a curtailment and a settlement of obligations, the curtailment is accounted for prior to the settlement.

Stock-based compensation plans
Rights awarded under the Bank’s Stock Appreciation Rights (SAR) Plan are recorded at intrinsic value by measuring, on an ongoing basis, the excess of the stock price over the exercise price of the option. The Bank’s obligation, which results from the variation in the stock’s market price, is recognized in income on a straight-line basis over the vesting period, i.e., four years, and the corresponding amount is included in “Other liabilities.” When the vesting period expires and until the SARs are exercised, the change in the obligation attributable to variations in the stock price is recognized by increasing or decreasing the compensation expense for the period in which the variations occur.

The Bank has used the fair value based method to account for stock options awarded under its stock option plan since November 1, 2002. The fair value of the stock options is estimated on the award date using the Black-Scholes model.

This cost is recognized on a straight-line basis over the vesting period, i.e., four years, as an increase in compensation expense and contributed surplus. When the options are exercised, the contributed surplus is credited to common share paid-up capital. The proceeds received from the employees when these options are exercised are also credited to common share paid-up capital. The exercise price of each option awarded is equal to the closing price of the common shares of the Bank on the Toronto Stock Exchange on the business day preceding the date of the award.

The Bank also offers a Deferred Stock Unit (DSU) Plan for Officers intended for certain members of senior management and other key employees of the Bank and its subsidiaries. Under the Plan, a portion of the value of the officer’s compensation is tied to the future value of the Bank’s common shares as an incentive award. A DSU is a right whose value corresponds to the market value of a common share of the Bank at the time the DSU is awarded. DSUs vest according to specific criteria and on the dates established in the officer’s award letter. Additional DSUs are allocated to the officer’s account in proportion to the dividends paid on common shares of the Bank. DSUs can only be exercised when the officer retires or ceases to be a Bank employee. The compensation expense for this plan is recorded in the year the incentive award vests to the officer. Any change in the value of DSUs is recorded as an increase or decrease in compensation expense and the corresponding amount is reflected in “Other liabilities” in the Consolidated Balance Sheet.

The Bank’s Restricted Stock Unit (RSU) Plan is intended for all officers designated as eligible persons (the “participants”) by a committee or the Board of Directors of the Bank, provided they are employees of the Bank or of one of its subsidiaries. The purpose of the Plan is to directly link a portion of the compensation of designated officers to the growth in shareholder value. The amount granted to a participant at the award date is converted into phantom restricted stock units conditional on the participant remaining in the Bank’s employ for a set period of time. The participant’s account is credited with additional RSUs when dividends are paid. RSUs vest to the participant and expire on the last day of the 35th month following the award date. Any change in the value of RSUs is recorded as an increase or decrease in compensation expense and the corresponding amount is reflected in “Other liabilities” in the Consolidated Balance Sheet.

Comparative figures
Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

2 | Changes in Accounting Policies

2a. Recent Accounting Standards Adopted
Variable interest entities
On November 1, 2004, the Bank adopted CICA Accounting Guideline No. 15 “Consolidation of Variable Interest Entities” (AcG-15). This Guideline provides guidance on the application of the standards set out in CICA Handbook Section 1590 “Subsidiaries” to certain entities defined as variable interest entities (“VIEs”). VIEs are entities in which equity investors do not have a controlling financial interest or the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. AcG-15 requires the consolidation of a VIE by its primary beneficiary, defined as the party that receives the majority of the expected residual returns and/or that absorbs the majority of the entity’s expected losses. The application of the provisions of AcG-15 on November 1, 2004 resulted in the consolidation of certain mutual funds in which the Bank has a significant investment and the consolidation of the VIE that leases the Bank’s head office building under a capital lease. The impact of the application of this standard was an increase in “Premises and equipment” of $84 million, “Securities” of $48 million, “Other assets” of $3 million, “Other liabilities” of $90 million, “Non-controlling interest” of $44 million, and “Retained earnings” of $1 million. Prior period consolidated financial statements have not been restated for this Guideline.

15(c)-12

The VIEs in which the Bank holds a significant variable interest but of which it is not the primary beneficiary under AcG-15 are described below. The maximum risk of loss arising from these variable interests is primarily the investments in these entities and the backstop liquidity facilities granted to them in the event of a market disruption and the fair value of the derivatives contracts concluded with these entities.

Securitization entities
The Bank carries out transactions in which certain assets such as mortgage loans, credit card receivables and personal loans are sold to entities that finance these purchases through the issuance of term bonds or commercial paper. These entities are qualified special purpose entities under CICA Accounting Guideline No. 12 “Transfers of Receivables” (AcG-12) and are therefore exempt from the consolidation requirements under AcG-15. Asset securitization operations are described in Note 3 to the consolidated financial statements. The Bank provides backstop liquidity facilities under a commercial paper conduit program. The details of these facilities are presented in Note 17 to the consolidated financial statements. Moreover, the Bank has concluded a derivative contract with one of these special purpose entities. The fair value of this derivative is presented on the Bank’s Consolidated Balance Sheet.

Multi-seller special purpose entities (SPEs)
The Bank administers a multi-seller SPE that purchases financial assets from clients and finances these purchases through the issuance of commercial paper. Clients use this multi-seller SPE to diversify their sources of financing and reduce financing costs while continuing to manage the financial assets and providing some first loss protection. The Bank does not have any ownership interest in this SPE and, under AcG-15, is not required to consolidate it. The Bank acts as a financial agent and trustee and provides administrative and transaction structuring services to this SPE. The Bank does not provide any credit protection; it does, however, provide backstop liquidity facilities under the commercial paper program. Note 17 to the consolidated financial statements provides information on these backstop liquidity facilities. The rights to collect fees for all services rendered to this SPE are variable interests. In order to meet the needs of investors, the Bank has concluded derivative contracts with this SPE, the fair value of which is presented on the Bank’s Consolidated Balance Sheet. The total assets of the SPE were $1.2 billion as at October 31, 2005.

The Bank also acts as a financial agent and administrator for three other trusts. These trusts issue and sell to purchasers fixed/adjustable rate debt securities backed by mortgage-backed securities, asset-backed securities, structured financial securities, synthetic corporate exposures and other securities. The Bank does not have any ownership position in these trusts and is not required to consolidate them under AcG-15. The rights to collect fees represent variable interests. The Bank concluded derivative contracts with some of these trusts the fair value of which is presented on the Bank’s Consolidated Balance Sheet. The total assets of these trusts were $3.9 billion as at October 31, 2005.

Investment funds
As part of its investment banking operations, the Bank invests in several limited liability partnerships and incorporated entities. These investment companies in turn invest in operating companies with a view to reselling these investments at a profit over the medium or long term. The Bank does not intervene in the operations of these entities; its only role is that of investor. The Bank is not required to consolidate these entities under AcG-15 as it does not absorb the majority of the expected losses and/or receive the majority of the expected residual returns of these entities. As at October 31, 2005, the recorded value of the Bank’s total investment was $144 million. The total assets of all these entities amounted to $2.6 billion. Moreover, the Bank has commitments to invest in these entities. These commitments are disclosed in Note 17 to the consolidated financial statements.

Investment companies
In January 2004, the CICA issued Accounting Guideline No. 18 “Investment Companies” (AcG-18). Under this Guideline, investment companies are required to account for all their investments at fair value, including investments that would otherwise be consolidated or accounted for using the equity method. AcG-18 sets out the criteria for determining whether a company is an investment company and also provides guidance on the circumstances in which the parent company of, or equity method investor in, an investment company should account for the investment company’s investments at fair value. The Bank applied the provisions of this Guideline prospectively as of November 1, 2004 and its impact is negligible.

2b. Recent Accounting Standards Pending Adoption
Financial Instruments - Recognition and Measurement, Hedges and Comprehensive Income
In January 2005, the CICA issued three new standards: “Financial Instruments - Recognition and Measurement,” “Hedges,” and “Comprehensive Income.” The main consequences of implementing these standards are described below.

All financial assets and liabilities will be carried at fair value in the Consolidated Balance Sheet, except for items classified in the following categories, which will be carried at amortized cost: loans and receivables, held-to-maturity securities and financial liabilities not held for trading. Realized and unrealized gains and losses on financial assets and liabilities that are held for trading will be recorded in the Consolidated Statement of Income. Unrealized gains and losses on financial assets that are available for sale will be recorded in other comprehensive income until realized, at which time they will be recorded in the Consolidated Statement of Income. All derivatives, including embedded derivatives that must be accounted for separately, will be recorded at fair value in the Consolidated Balance Sheet.

15(c)-13

For fair value hedges, changes in the fair value of the derivatives and corresponding changes in fair value of the hedged items attributed to the risk being hedged will be recognized in the Consolidated Statement of Income. For cash flow hedges, the effective portion of the changes in the fair values of the derivative instruments will be recorded in other comprehensive income until the hedged items are recognized in the Consolidated Statement of Income.

Other comprehensive income, which comprises the above items as well as unrealized exchange gains and losses on self-sustaining foreign operations (net of hedging activities), will be included as a separate component of the Consolidated Statement of Changes in Shareholders’ Equity. A new statement, “Statement of Comprehensive Income,” will be added to the Bank’s consolidated financial statements.

These new standards will apply to the Bank effective November 1, 2006. The impact of implementing these new standards on the Bank’s consolidated financial statements cannot yet be determined as it is dependent on the Bank’s unsettled positions and hedging strategies and on market volatility at the time of transition.

3 | Transfers of Receivables

Asset securitization
Mortgage loans
During 2005, the Bank securitized $2,130 million of guaranteed residential mortgage loans (2004: $1,527 million) through the creation of mortgage-backed securities. The Bank sold $1,844 million of these securities (2004: $1,527 million) and $10 million of mortgage-backed securities created in October 2001. Mortgage-backed securities created and unsold remain in the Consolidated Balance Sheet under “Securities - Investment account.” The Bank received net cash proceeds of $1,845 million (2004: $1,520 million) and retained the rights to the excess spread of $79 million (2004: $47 million) earned on the mortgage loans. The Bank also recorded a servicing liability of $11 million (2004: $9 million). A pre-tax gain of $59 million (2004: $31 million), net of transaction fees, was recognized in the Consolidated Statement of Income under “Securitization revenues.”

Personal loans
Since fiscal 2002, the Bank has sold fixed-rate personal loans on a revolving basis to a trust. A series of notes totaling $206 million issued by this trust in 2002 matured during fiscal 2005. The two remaining series of notes outstanding represent $309 million as at October 31, 2005.

Credit card receivables
Under a 1998 agreement, the Bank sells credit card receivables on a revolving basis to a trust. During 2005, the Bank sold an additional $800 million of its credit card receivables. The Bank received cash proceeds of $795 million and retained the rights to the excess spread of $21 million generated on the receivables, net of any credit losses. The Bank also recorded a servicing liability of approximately $4 million and recognized a pre-tax gain of approximately $12 million, net of transaction fees of $5 million. Following this sale and the maturity of certificates totaling $500 million during fiscal 2005 (maturity of $200 million in 2004), gross securitized credit card receivables outstanding increased from $900 million as at October 31, 2004 to $1.2 billion as at October 31, 2005.

Key assumptions
The key assumptions used to measure the fair value of retained interests as at the securitization date for transactions carried out during 2005 and 2004 were as follows:

	Guaranteed		Credit card			Personal
	mortgage loans		receivables			loans
	2005	2004	2005	2004		2005	2004

Weighted average term (months)	27.5	27.1	—		—	13.1		13.3
Payment rate	—	—	31.6%		31.2%	—		—
Prepayment rate	20.0%	20.0%	—		—	30.0%		30.0%
Excess spread, net of credit losses	1.8%	1.3%	10.4%		10.3%	1.3%		1.8%
Expected credit losses	—	—	3.5%		3.4%	1.7%		1.2%
Discount rate	3.3%	3.9%	17.0%	(1)	21.0%	17.0%	(1)	21.0%

(1) Since August 1, 2005 (previously 21%)

15(c)-14

The table below presents certain amounts recorded in the consolidated financial statements with respect to securitization operations:

	Securitization revenues		Investment account securities				Other liabilities
	Gains (losses)				Cash deposits
	on sale of assets		Retained interests		at a trust		Servicing liability
	2005	2004	2005	2004	2005	2004	2005	2004

Mortgage loans
-Guaranteed	59	31	125	99	—	—	19	16
-Other(1)	—	—	—	—	20	20	—	—
Credit card receivables	69	38	31	13	2	5	6	3
Personal loans	(1)	(2)	2	7	16	26	2	4
Total	127	67	158	119	38	51	27	23

(1) During 2000, the Bank sold uninsured mortgage loans on properties with five or more units to a trust.

The table below presents total securitized assets and certain credit data on securitized assets:

				2005				2004
	Securitized		Impaired	Net credit	Securitized		Impaired	Net credit
	assets		loans	losses	assets		loans	losses

Mortgage loans
-Guaranteed	4,395	(1)	—	—	3,520	(1)	—	—
-Other	186		—	—	293		—	—
Credit card receivables	1,200		7	41	900		4	40
Consumer loans(3)	—		—	—	—		—	1
Personal loans	222	(2)	1	6	515		3	8
Total	6,003		8	47	5,228		7	49

(1)  Includes $243 million of mortgage-backed securities created and unsold in 2005 (2004: $243 million). These securities are presented in the Consolidated Balance Sheet under “Securities - Investment account.”
(2)  The trust that holds personal loans also holds $87 million of mortgage-backed securities created by the Bank in 2005.
(3)  During 2001, the Bank sold consumer loans to a trust. The Bank terminated this program in March 2004. At that time, outstanding loans represented less than 10% of the portfolio originally sold.

The table below summarizes certain cash flows received from securitization vehicles:

	Guaranteed		Credit card		Personal
	mortgage loans		receivables		loans
	2005	2004	2005	2004	2005	2004

Proceeds from new securitizations	1,845	1,520	795	—	—	—
Proceeds collected and reinvested in revolving securitizations	—	—	3,092	3,273	268	377
Cash flows from retained interests in securitizations	60	55	81	64	16	27

15(c)-15

As at October 31, the sensitivity of the current fair value of these retained interests to immediate 10% and 20% adverse changes in key assumptions was as follows:

Sensitivity of key assumptions to adverse changes

	Guaranteed		Credit card			Personal
Assumptions	mortgage loans		receivables			loans
	2005	2004	2005		2004	2005		2004

Prepayment rate	20.0%	20.0%	31.5%		31.2%	30.0%		30.0%
Impact on fair value of 10% adverse change	$(3.4)	$(2.6)	$(2.2)		$(0.9)	$(0.0)		$(0.2)
Impact on fair value of 20% adverse change	$(6.7)	$(5.2)	$(4.1)		$(1.7)	$(0.1)		$(0.4)

Excess spread, net of credit losses	1.6%	1.5%	10.4%		10.3%	1.3%		1.8%
Impact on fair value of 10% adverse change	$(12.5)	$(9.9)	$(3.1)		$(1.3)	$(0.2)		$(1.3)
Impact on fair value of 20% adverse change	$(25.1)	$(19.7)	$(6.3)		$(2.7)	$(0.5)		$(2.6)

Discount rate	3.8%	4.2%	17.0	%(1)	21.0%	17.0	%(1)	21.0%
Impact on fair value of 10% adverse change	$(0.5)	$(0.4)	$(0.1)		$(0.1)	$(0.3)		$(0.6)
Impact on fair value of 20% adverse change	$(0.9)	$(0.8)	$(0.2)		$(0.1)	$(0.6)		$(1.1)

Servicing	0.3%	0.3%	2.0%		2.0%	1.0%		1.0%
Impact on fair value of 10% adverse change	$(1.9)	$(1.6)	$(0.6)		$(0.3)	$(0.2)		$(0.4)
Impact on fair value of 20% adverse change	$(3.8)	$(3.3)	$(1.2)		$(0.5)	$(0.4)		$(0.8)

(1) Since August 1, 2005 (previously 21%)

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

Other transfers
Mortgage loans
During fiscal 2005, the Bank sold $431 million (2004: $131 million) of insured and uninsured mortgage loans to a mutual fund of the Bank. The Bank received net cash proceeds of $429 million (2004: $128 million) and recorded a pre-tax loss of $2 million (2004: $3 million) on the Consolidated Statement of Income under “Other income - Other.” Total outstanding insured and uninsured mortgage loans sold to this mutual fund represent $541 million as at October 31, 2005 ($208 million as at October 31, 2004).

15(c)-16

4 | Securities

Securities held are as follows:

	Under	1 to	5 to	Over	No	2005	2004
	1 year	5 years	10 years	10 years	maturity	Total	Total
Investment account
Securities issued or guaranteed by
Canada
Unamortized cost	455	1,627	102	23	75	2,282	2,393
Provinces
Unamortized cost	98	48	172	68	—	386	150
Municipalities or school boards
Unamortized cost	—	—	34	—	—	34	2
U.S. Treasury and other U.S. agencies
Unamortized cost	38	969	—	—	—	1,007	263
Other debt securities
Unamortized cost	544	599	385	111	209	1,848	3,491
Equity securities
Cost	66	190	16	11	1,029	1,312	1,147
Total carrying value	1,201	3,433	709	213	1,313	6,869	7,446
Trading account
Securities issued or guaranteed by
Canada	5,058	1,962	660	340	—	8,020	8,231
Provinces	1,583	1,642	644	1,097	—	4,966	3,574
Municipalities or school boards	86	216	125	43	—	470	434
U.S. Treasury and other U.S. agencies	—	—	—	—	—	—	2,004
Other debt securities	1,087	3,230	897	827	—	6,041	2,776
Equity securities	3	15	1	—	6,667	6,686	3,542
	7,817	7,065	2,327	2,307	6,667	26,183	20,561
Total carrying value of securities						33,052	28,007

Gross unrealized gains (losses) are as follows:

	2005				2004
		Gross	Gross			Gross	Gross
	Carrying	unrealized	unrealized	Fair	Carrying	unrealized	unrealized	Fair
	Value	gains	losses	value	Value	gains	losses	value

Investment account
Securities issued or guaranteed by
Canada	2,282	26	(4)	2,304	2,393	42	—	2,435
Provinces	386	8	(3)	391	150	6	—	156
Municipalities or school boards	34	—	—	34	2	—	—	2
U.S. Treasury and other
U.S. agencies	1,007	—	(14)	993	263	2	—	265
Other debt securities	1,848	6	(11)	1,843	3,491	24	(6)	3,509
Equity securities	1,312	109	(43)	1,378	1,147	83	(27)	1,203
Total investment account	6,869	149	(75)	6,943	7,446	157	(33)	7,570

15(c)-17

5 | Loans and Impaired Loans

	Term to maturity					Impaired loans
	Less than		2-5	More than	Total gross		Specific	Net
	1 year	1 year	years	5 years	amount	Gross	allowances	balance

October 31, 2005
Residential mortgage	9,803	1,904	3,814	156	15,677	10	2	8
Personal and credit card	8,782	534	419	61	9,796	35	18	17
Business and government	13,454	642	1,475	6,525	22,096	215	123	92
	32 ,039	3,080	5,708	6,742	47,569	260	143	117
General allowance(1)								(308)
Impaired loans, net of specific and general allowances								(191)

October 31, 2004
Residential mortgage	8,959	2,370	3,907	264	15,500	4	2	2
Personal and credit card	6,818	517	431	59	7,825	31	17	14
Business and government	12,476	660	1,137	4,478	18,751	353	209	144
	28,253	3,547	5,475	4,801	42,076	388	228	160
General allowance(1)								(350)
Impaired loans, net of specific and general allowances								(190)

(1) The general allowance for credit risk was created taking into account the Bank’s credit in its entirety.

6 | Allowance for Credit Losses

The changes made to allowances during the past two years are as follows:

	Allocated	Unallocated	Country
	Specific	general	general	risk	2005
	allowances	allowance	allowance	allowance	Total

Allowances at beginning	228	272	78	—	578
Provision for credit losses	75	(31)	(11)	—	33
Write-offs	(215)	—	—	—	(215)
Recoveries	55	—	—	—	55
Allowances at end	143	241	67	—	451

	Allocated	Unallocated	Country
	Specific	general	general	risk	2004
	allowances	allowance	allowance	allowance	Total

Allowances at beginning	206	300	105	19	630
Provision for credit losses	141	(28)	(27)	—	86
Write-offs	(178)	—	—	(19)	(197)
Recoveries	59	—	—	—	59
Allowances at end	228	272	78	—	578

15(c)-18

7 | Premises and Equipment

			2005	2004
			Net	Net
		Accumulated	carrying	carrying
	Cost	amortization	value	value

Land	18	—	18	8
Buildings	189	90	99	35
Equipment and furniture	565	433	132	123
Leasehold improvements	348	242	106	101
	1,120	765	355	267
Amortization for the year recorded in the Consolidated Statement of Income			63	52

8 | Goodwill and Intangible Assets

The Bank performs an annual impairment test of goodwill and intangible assets with indefinite lives. No impairment loss was recorded in 2005 or 2004.

The change in the carrying value of goodwill is as follows:

	Personal and	Wealth	Financial
	Commercial	Management	Markets	Total

Balance as at October 31, 2003	61	407	192	660
Acquisitions	—	1	—	1
Other	(12)	13	—	1
Balance as at October 31, 2004	49	421	192	662
Acquisitions	—	—	—	—
Other	—	—	—	—
Balance as at October 31, 2005	49	421	192	662

Intangible assets are:
			2005	2004
			Net	Net
		Accumulated	carrying	carrying
	Cost	amortization	value	value

Trademarks(1)	11	—	11	11
Management contracts(1)	160	—	160	160
Other	16	9	7	9
Total	187	9	178	180

(1) Not subject to amortization

15(c)-19

9 | Other Assets and Other Liabilities

	Other assets		Other liabilities
	2005	2004	2005	2004

Interest and dividends receivable (payable)	322	333	(627)	(692)
Income taxes payable	—	—	(135)	(129)
Prepaid expenses and deferred amounts	386	378	—	—
Future income tax assets (liabilities) (Note 15)	137	100	(40)	(31)
Trade and other payables	—	—	(1,724)	(1,946)
Brokers’ client accounts	1,589	73	(1,562)	(371)
Investments in companies subject to significant influence	116	119	—	—
Accrued benefit asset (liability) (Note 12)	353	358	(105)	(98)
Insurance-related obligations	—	—	(82)	(92)
Subsidiaries’ debts to third parties	—	—	(768)	(745)
Accounts payable and deferred income	—	—	(301)	(344)
Other	361	438	(584)	(787)
	3,264	1,799	(5,928)	(5,235)

10 | Deposits

		Payable	Payable
	Payable	after	on a fixed	2005	2004
	on demand	notice	date	Total	Total

Personal	2,258	9,600	14,527	26,385	24,008
Business and government	8,831	5,593	15,212	29,636	23,966
Deposit-taking institutions	1,625	44	4,287	5,956	5,458
	12,714	15,237	34,026	61,977	53,432

11 | Subordinated Debentures and Non-Controlling Interest

Subordinated debentures
Subordinated debentures represent direct unsecured obligations, in the form of notes and debentures, to the Bank’s debt holders. The rights of the holders of the Bank’s notes and debentures are subordinate to the claims of depositors and certain other creditors. Approval from the Superintendent is required before the Bank can redeem its subordinated debentures in whole or in part.

During the fiscal year ended October 31, 2005, the Bank issued a total of $350 million of subordinated debentures under its Canadian Medium Term Note Program. The issue, Series 3 Medium Term Notes, matures in December 2019. Interest on this issue is payable semi-annually at a fixed rate of 4.926% until December 22, 2014, and thereafter, quarterly to maturity at a floating rate equal to the rate on three-month bankers’ acceptances plus 1.00%.

The Bank redeemed a subordinated debenture in the amount of $350 million, maturing June 7, 2010, at a rate of 6.90%. In October 2005, the Bank also converted a US $250 million debenture, maturing in November 2009, into deposit notes.

15(c)-20

				Denominated in
Maturity date		Interest rate	Characteristics	foreign currency	2005	2004

November	2009	7.75%	Convertible into deposit notes at the Bank’s option	US 250	—	305
June	2010	6.90%(1))	Redeemable since June 7, 2005		—	350
October	2011	7.50%(2))	Redeemable since October 17, 2001		150	150
October	2012	6.25%(3))	Not redeemable prior to October 31, 2007		300	300
April	2014	5.70%(4))	Redeemable since April 16, 2004		250	250
December	2019	4.926%(5))	Not redeemable prior to December 22, 2014		350	—
February	2087	Floating(6))	Redeemable at the Bank’s option since February 28, 1993	US 44	52	53
Total					1,102	1,408

(1)	Bearing interest at a rate of 6.90% until June 7, 2005, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(2)	Bearing interest at a rate of 7.50% until October 17, 2006, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(3)	Bearing interest at a rate of 6.25% until October 31, 2007, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%
(4)	Bearing interest at a rate of 5.70% until April 16, 2009, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(5)	Bearing interest at a rate of 4.926% until December 22, 2014, and thereafter at an annual rate equal to the 90-day acceptance rate plus 1%.
(6)	Bearing interest at an annual rate of 1/8% above LIBOR.

The subordinated debenture maturities are as follows:

2006	—
2007	—
2008	—
2009	—
2010	—
2011 to 2015	700
2016 and thereafter	402
1,102

On November 2, 2005, the Bank issued $500 million of subordinated debentures that mature in 2020. Interest at the annual rate of 4.70% is payable semi-annually on May 2 and November 2 of each year.

Non-controlling interest

	Denominated in
	foreign currency	2005	2004

300,000 preferred shares, Series A, exchangeable, non-cumulative dividends, issued by NB Capital Corporation (1)	US 300	355	365
Mutual funds consolidated in accordance with AcG-15		124	—
Other		8	5
Total		487	370

(1)
Annual dividend of 8.35% payable quarterly on March 31, June 30, September 30 and December 31. These preferred shares are non-voting shares, subordinated to common shares. They are redeemable at the issuer’s option as of September 3, 2007. The preferred shares, whose liquidation price is US $1,000 per share, are traded on the New York Stock Exchange in the form of depositary shares representing 1/40 of each share. Each preferred share shall automatically be exchanged for a new preferred share of the Bank if one of the following events occurs: i) the Bank defaults on the dividend payment for its first preferred shares; ii) the Bank’s Tier 1 capital ratio is less than 4% or the total capital ratio is less than 8%; or iii) at the request of the Superintendent, in accordance with Section 485(3) of the Bank Act.

15(c)-21

12 | Employee Future Benefits

The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans.

The effective dates of the most recent actuarial valuations and those of compulsory future valuations to ensure the funded status of these plans are:

	Date of most recent	Date of compulsory
	actuarial valuation	actuarial valuation

Employee pension plan	December 31, 2004	December 31, 2007
Pension plan for designated employees	December 31, 2004	December 31, 2007
Post-Retirement Allowance Program	December 31, 2004	December 31, 2006

The Bank’s employee pension plans provide for the payment of benefits based on length of service and final average earnings of the employees covered by the plans. The Bank also offers various complementary, contributory insurance plans to eligible current and retired employees, their spouses and their dependants. However, these benefit plans are not funded.

The following tables describe the Bank’s commitments and costs for these employee future benefits. The measurement date used is October 31 of each year.

Accrued benefit asset (liability)

	Pension benefit plans		Other benefit plans
	2005	2004	2005	2004

Accrued benefit obligation
Balance at beginning	1,480	1,305	116	104
Current service cost	37	31	4	4
Interest cost	95	89	8	7
Employee contributions	16	15	—	—
Benefits paid	(64)	(56)	(5)	(5)
Plan amendments	24	—	—	—
Actuarial losses	143	96	13	6
Balance at end	1,731	1,480	136	116

Plan assets
Fair value at beginning	1,478	1,366	—	—
Actual return on plan assets	162	104	—	—
Bank contributions	46	49	—	—
Employee contributions	16	15	—	—
Benefits paid	(64)	(56)	—	—
Fair value at end	1,638	1,478	—	—

Funded status - plan deficit	(93)	(3)	(136)	(116)
Unamortized net actuarial losses	412	346	31	18
Unamortized past service costs	34	15	—	—
Accrued benefit asset (liability) at end	353	358	(105)	(98)

The accrued benefit asset (liability) is presented as follows in the Consolidated Balance Sheet:

	Pension benefit plans		Other benefit plans
	2005	2004	2005	2004

Accrued benefit asset included in “Other assets”	353	358	—	—
Accrued benefit liability included in “Other liabilities”	—	—	(105)	(98)
Net amount recorded as at October 31	353	358	(105)	(98)

15(c)-22

Included in the above accrued benefit obligation and fair value of plan assets at year-end are the following amounts in respect of benefit plans with accrued benefit obligations in excess of plan assets:

	2005	2004

Fair value of plan assets	1,541	1,390
Accrued benefit obligation	1,664	1,424
Funded status - plan deficit	(123)	(34)

As at October 31, plan assets consist of:

	2005%	2004%

Asset category
Money market	7	5
Bonds	27	28
Equities	54	56
Other	12	11
	100	100

Plan assets include investment securities issued by the Bank. As at October 31, 2005, these investments totaled $128 million (2004: $128 million).

In fiscal 2005, the Bank and its subsidiaries received close to $5 million (2004: $5 million) in management fees for related management, administration and custodial services.

Elements of defined benefit expense for the years ended October 31:

	Pension benefit plans		Other benefit plans
	2005	2004	2005	2004

Current service cost	37	31	4	4
Interest cost	95	89	8	7
Actual return on plan assets	(162)	(104)	—	—
Actuarial losses on obligation	143	96	13	6
Plan amendments	24	—	—	—
Curtailment and settlement loss	—	2	—	—
Expense before adjustments to recognize the long-term nature of employee future benefits	137	114	25	17

Difference between expected return and actual return on plan assets for year	59	5	—	—
Difference between actuarial gains recognized for year and actual actuarial gains on accrued benefit obligation for year	(125)	(83)	(12)	(6)

Difference between amortization of past service costs for year and actual plan amendments for year	(20)	2	—	—
Defined benefit expense	51	38	13	11

15(c)-23

The significant assumptions used by the Bank are as follows (weighted average):

	Pension benefit plans		Other benefit plans
	2005	2004	2005	2004
	%	%	%	%

Accrued benefit obligation as of October 31
Discount rate	5.50	6.25	5.75	6.50
Rate of compensation increase	3.50	4.00	3.50	4.00

Defined benefit expense for years ended October 31
Discount rate	6.25	6.75	6.50	6.75
Expected long-term rate of return on plan assets	7.25	7.50	—	—
Rate of compensation increase	4.00	4.00	4.00	4.00

For measurement purposes, a 6.9% annual rate of increase (2004: 7.7%) in the per capita cost of covered healthcare benefits was assumed for 2005. The rate was assumed to decrease gradually to reach 5.9% in 2008 and remain at that level thereafter.

Sensitivity of key assumptions in 2005

Pension benefit plans	Change in obligation	Change in expense

Impact of a 0.25% change in the assumption regarding the discount rate	62	7
Impact of a 0.25% change in the assumption regarding the expected long-term rate of return on plan assets	—	4
Impact of a 0.25% change in the assumption regarding the rate of compensation increase	13	3

Other benefit plans	Change in obligation	Change in expense

Impact of a 0.25% change in the assumption regarding the discount rate	5	1
Impact of a 0.25% change in the assumption regarding the rate of compensation increase	—	—
Impact of a 1.00% increase in the expected healthcare cost trend rate	16	3
Impact of a 1.00% decrease in the expected healthcare cost trend rate	(14)	(2)

The sensitivity analysis presented in the above table must be used with caution given that the changes are hypothetical and the changes in each significant assumption may not be linear.

Cash payments for employee future benefits for the years ended October 31 are as follows:

	2005	2004

Bank pension benefit plan contributions	46	49
Benefits paid under other benefit plans	5	5

15(c)-24

13 | Capital Stock

Authorized

First preferred shares
An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $1 billion.

Second preferred shares
15 million shares, without par value, issuable for a maximum aggregate consideration of $300 million.

Common shares
An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $3 billion.

				2005
Shares outstanding and dividends declared	Number of shares	Shares $	$	Dividends per share
First preferred shares
Series 13	—	—	8	1.2000
Series 15	8,000,000	200	12	1.4625
Series 16	8,000,000	200	6	0.8089
Preferred shares and dividends	16,000,000	400	26

Common shares at beginning	167,430,253	1,545
Issued pursuant to:
Dividend Reinvestment and Share Purchase Plan	239,374	12
Stock Option Plan	1,773,463	46
Repurchase of common shares	(4,178,900)	(39)
Impact of shares purchased or sold for trading	70,712	1
Common shares at end and dividends	165,334,902	1,565	286	1.7200
Total dividends			312

				2004
Shares outstanding and dividends declared	Number of shares	Shares $	$	Dividends per share
First preferred shares
Series 13	7,000,000	175	11	1.6000
Series 15	8,000,000	200	12	1.4625
Preferred shares and dividends	15,000,000	375	23

Common shares at beginning	174,619,903	1,583
Issued pursuant to:
Dividend Reinvestment and Share Purchase Plan	286,745	12
Stock Option Plan	1,223,605	30
Repurchase of common shares	(8,700,000)	(80)
Common shares at end and dividends	167,430,253	1,545	243	1.4200
Total dividends			266

15(c)-25

Characteristics of first preferred shares (amounts in dollars)

Series 13
Redeemable in cash at the Bank’s option, subject to the prior approval of the Superintendent and upon notice of not more than 60 and not less than 30 days, i) on August 15, 2005 and on the last day of each period of five years plus one day thereafter (conversion date), in whole at any time or in part from time to time, at a price equal to $25.00 per share plus all declared and unpaid dividends at the date fixed for redemption and, ii) after August 15, 2005, other than on a conversion date, in whole but not in part, at a price equal to $25.50 per share, plus all declared and unpaid dividends at the date fixed for redemption; non-cumulative preferential dividends at a quarterly rate of $0.40 per share for the first five years and at a variable rate thereafter.

Series 15
Redeemable in cash at the Bank’s option, subject to the prior approval of the Superintendent, on or after May 15, 2008, in whole or in part, at a price equal to $26.00 per share if redeemed before May 15, 2009, at a price equal to $25.75 per share if redeemed during the 12-month period preceding May 15, 2010, at a price equal to $25.50 per share if redeemed during the 12-month period preceding May 15, 2011, at a price equal to $25.25 per share if redeemed during the 12-month period preceding May 15, 2012, and at a price equal to $25.00 per share if redeemed on or after May 15, 2012, plus, in all cases, all declared and unpaid dividends at the date fixed for redemption.

Series 16
Redeemable in cash at the Bank’s option, subject to the prior approval of the Superintendent, on or after May 15, 2010, in whole or in part, at a price equal to $26.00 per share if redeemed before May 15, 2011, at a price equal to $25.75 per share if redeemed during the 12-month period preceding May 15, 2012, at a price equal to $25.50 per share if redeemed during the 12-month period preceding May 15, 2013, at a price equal to $25.25 per share if redeemed during the 12-month period preceding May 15, 2014, and at a price equal to $25.00 per share if redeemed on or after May 15, 2014, plus, in all cases, all declared and unpaid dividends at the date fixed for redemption.

Issuance and redemption of preferred shares
On March 15, 2005, the Bank issued 8,000,000 first preferred shares with non-cumulative preferential dividends at a quarterly rate of $0.303125 per share, Series 16, for a consideration of $194 million, net of fees of $6 million.

On August 15, 2005, the Bank redeemed for cancellation all 7,000,000 first preferred shares with non-cumulative dividends, Series 13, at a price equal to $25.00 per share, plus $0.40 per share, representing all declared and unpaid dividends until the date of redemption.

Repurchase of common shares
On January 13, 2005, the Bank commenced a normal course issuer bid for the repurchase and cancellation of up to 8,400,000 common shares over a 12-month period ending no later than January 12, 2006. Purchases were made in the open market at market prices through the facilities of the Toronto Stock Exchange. Premiums paid above the average carrying value of the common shares were charged to retained earnings. As at October 31, 2005, the Bank completed the repurchase of 4,178,900 common shares at a cost of $224 million, which reduced common equity capital by $39 million and retained earnings by $185 million.

On December 8, 2003, the Bank commenced a normal course issuer bid for the repurchase of up to 8,700,000 common shares over a 12-month period ending no later than December 7, 2004. Purchases were made in the open market at market prices through the facilities of the Toronto Stock Exchange. Premiums paid above the average carrying value of the common shares were charged to retained earnings. As at October 31, 2004, the Bank had completed the repurchase of 8,700,000 common shares at a cost of $382 million, which reduced common equity capital by $80 million and retained earnings by $302 million.

Reserved common shares
As at October 31, 2005, 3,724,980 common shares were reserved under the Dividend Reinvestment and Share Purchase Plan and 14,395,655 common shares were reserved under the Stock Option Plan.

Restriction on the payment of dividends
The Bank is prohibited from declaring dividends on its common or preferred shares if there are reasonable grounds for believing that the Bank would, by so doing, be in contravention of the regulations of the Bank Act or the guidelines of the Superintendent with respect to capital adequacy and liquidity. In addition, the ability to pay common share dividends is restricted by the terms of the outstanding preferred shares pursuant to which the Bank may not pay dividends on its common shares without the approval of the holders of the outstanding preferred shares, unless all preferred share dividends have been declared and paid or set aside for payment.

15(c)-26

14 | Stock-Based Compensation

The Bank has five stock-based compensation plans.

The information below on the compensation expense with respect to the SAR Plan, the DSU Plan and the RSU Plan excludes the impact of hedging. Compensation expense for these plans, net of the impact of hedging, is negligible.

Stock Appreciation Rights (SAR) Plan
The Bank offers a Stock Appreciation Rights Plan to senior management and other key employees of the Bank and its subsidiaries (“designated employees”). Under the Plan, when designated employees exercise their SARs, they receive a cash amount equal to the difference between the market price of a common share of the Bank on the exercise date of the SAR and the exercise price of the SAR. The exercise price of each SAR awarded is equal to the closing market price of the stock on the day before the date of the award. SARs vest evenly over a four-year period and expire 10 years from the award date or, in certain circumstances set out in the Plan, within specified time limits. Compensation expense recognized for the year ended October 31, 2005 with respect to the Plan amounted to $12 million (2004: $15 million).

		2005		2004
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of SARs	price	of SARs	price
SAR Plan
Outstanding at beginning	715,680	$18.59	1,269,640	$17.71
Awarded	9,800	$48.20	16,000	$41.00
Exercised	(340,320)	$17.99	(566,310)	$17.19
Cancelled	(6,850)	$21.73	(3,650)	$27.34
Outstanding at end	378,310	$19.84	715,680	$18.59
Exercisable at end	340,348	$17.80	668,649	$17.58

	SARs	SARs
Exercise price	outstanding	exercisable	Expiry date

$13.50	26,000	26,000	December 2006
$24.50	600	600	December 2007
$17.35	292,010	292,010	December 2009
$24.90	10,350	10,350	December 2010
$28.01	10,450	4,663	December 2011
$30.95	14,000	3,625	December 2012
$41.00	15,100	3,100	December 2013
$48.20	9,800	—	December 2014
Total	378,310	340,348

Stock Option Plan
The Bank offers a Stock Option Plan to senior management and other key employees of the Bank and its subsidiaries (“designated employees”). Under the Bank’s Stock Option Plan, options are periodically awarded to designated employees. These options provide employees with the right to subscribe for common shares of the Bank at an exercise price equal to the market price of the Bank’s shares on the day before the date of the award. The options vest evenly over a four-year period and expire 10 years from the award date or, in certain circumstances set out in the Plan, within specified time limits. The maximum number of common shares that may be issued under the Stock Option Plan is 14,395,655 as at October 31, 2005. The maximum number of common shares reserved for a participant may not exceed 5% of the total number of Bank shares issued and outstanding. Each participant in the SAR Plan who is a resident of Canada may exchange each SAR held for a stock option governed by the Stock Option Plan at an exercise price representing the market value of a common share at closing on the day preceding the date the option is exchanged.

15(c)-27

		2005		2004
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price

Stock Option Plan
Outstanding at beginning	6,180,960	$30.20	6,134,765	$26.40
Awarded	1,468,260	$48.20	1,376,900	$41.00
Exercised	(1,760,263)	$25.69	(1,240,055)	$23.39
Cancelled	(274,987)	$41.59	(90,650)	$30.04
Outstanding at end	5,613,970	$35.76	6,180,960	$30.20
Exercisable at end	2,192,403	$28.90	2,826,403	$25.72

	Options	Options
Exercise price	outstanding	exercisable	Expiry date

$11.00	3,300	3,300	December 2005
$13.50	23,775	23,775	December 2006
$25.20	166,000	166,000	December 2007
$25.20	236,500	236,500	December 2008
$24.90	427,695	427,695	December 2010
$28.01	1,024,740	602,136	December 2011
$30.95	1,162,013	468,676	December 2012
$41.00	1,238,037	264,321	December 2013
$48.20	1,331,910	—	December 2014
Total	5,613,970	2,192,403

The fair value on the award date of options awarded in 2005 was estimated at $9.70 (2004: $9.10) using the Black-Scholes model. The following assumptions were used: i) a risk-free interest rate of 4.05% (2004: 4.37%), ii) an expected life of options of 6 years (2004: 6 years), iii) an expected volatility of 27% (2004: 27%), and iv) an expected dividend yield of 5.00% (2004: 5.00%).

The compensation expense recorded for these stock options was $6 million for the year ended October 31, 2005 (2004: $5 million). The offsetting entry was credited to contributed surplus.

Deferred Stock Unit Plan for Officers
The Deferred Stock Unit (DSU) Plan for Officers is for certain members of senior management and other key employees of the Bank and its subsidiaries. A total of 216,775 DSUs were outstanding as at October 31, 2005 (2004: 252,212). Compensation expense recognized for 2005 with respect to the Plan was $6 million (2004: $6 million).

Restricted Stock Unit Plan
The Restricted Stock Unit (RSU) Plan is for Bank officers designated as eligible persons by a committee or the Board of Directors of the Bank, provided they are employees of the Bank or of one of its subsidiaries. As at October 31, 2005, a total of 67,181 RSUs were outstanding. Compensation expense recognized for 2005, the first year of the Plan, with respect to the Plan was $4 million.

Employee Share Ownership Plan
Under the Bank’s Employee Share Ownership Plan, employees who meet the eligibility criteria can contribute up to 8% of their annual gross salary by way of payroll deductions. The Bank matches 25% of the employee contribution amount, to a maximum of $1,500 per annum. Bank contributions vest to the employee after one year of continuous participation in the Plan. Subsequent contributions vest immediately. The Bank’s contributions, amounting to $4 million in 2005 (2004: $4 million), were charged to “Salaries and staff benefits” when paid.

15(c)-28

15 | Income Taxes

The Bank’s income taxes for the years ended October 31 in the consolidated financial statements are as follows:

	2005	2004
Consolidated Statement of Income
Income taxes	291	318

Consolidated Statement of Changes in Shareholders’ Equity
Income taxes related to
Share issuance and other expenses	(2)	—
Dividends on preferred shares, Series 13, 15 and 16	—	1
Unrealized foreign currency translation adjustments	13	31
	11	32
	302	350
Income taxes were as follows:
Current income taxes	333	300
Future income taxes relating to the inception and reversal of temporary differences	(31)	50
Income taxes	302	350

The temporary differences and carryforwards resulting in future income tax assets and liabilities are as follows:

	2005	2004

Future income tax assets
Allowance for credit losses and other liabilities	313	294
Accrued benefit liability - Other benefit plans	34	30
	347	324
Future income tax liabilities
Premises and equipment	(20)	(20)
Securitization	(42)	(30)
Accrued benefit asset - Pension benefit plans	(111)	(108)
Other	(77)	(97)
	(250)	(255)
Net balance of future income tax assets	97	69
Future income tax assets	137	100
Future income tax liabilities	(40)	(31)
	97	69

Reconciliation of the Bank’s income tax rate for the years ended October 31 is as follows:
	2005		2004
	$	%	$	%

Income before income taxes and non-controlling interest	1,171	100.0	1,071	100.0
Income taxes at Canadian statutory income tax rate	392	33.5	364	34.0
Reduction in income tax rate due to:
Tax-exempt income from securities, mainly dividends from Canadian corporations	(58)	(4.9)	(40)	(3.7)
Rates applicable to subsidiaries abroad	(41)	(3.5)	(32)	(3.0)
Other items	(2)	(0.2)	26	2.4
	(101)	(8.6)	(46)	(4.3)
Income taxes and effective income tax rate	291	24.9	318	29.7

15(c)-29

16 | Earnings per Share

Diluted net earnings per common share are calculated based on net income less dividends on preferred shares divided by the average number of common shares outstanding.

	2005	2004

Net income	855	725
Dividends on preferred shares	(26)	(23)
Net income available to common shareholders - basic and diluted	829	702

Average number of common shares outstanding (thousands)
Average basic number of common shares outstanding	166,382	170,918
Adjustment to number of common shares
Stock options	2,582	2,358
Average diluted number of common shares outstanding	168,964	173,276
Earnings per share - basic	$4.98	$4.10
Earnings per share - diluted	$4.90	$4.05

17 | Guarantees, Commitments and Contingent Liabilities

Guarantees
CICA Accounting Guideline No. 14 “Disclosure of Guarantees” (AcG-14) defines a guarantee as a contract (including an indemnity) that contingently requires the guarantor to make payments (either in cash, financial instruments, other assets or shares of the entity, or provision of services) to the beneficiary due to (a) changes in interest rate, security or commodity price, foreign exchange rate, index or other variable, including the occurrence or non-occurrence of a specified event, that is related to an asset, a liability or an equity security of the beneficiary of the guarantee, (b) failure of a third party to perform under a contractual agreement or (c) failure of a third party to pay its indebtedness when due.

The maximum potential future payments for significant guarantees issued by the Bank and in effect as at October 31, are presented in the following table:

	2005	2004

Letters of guarantee	1,313	1,225
Backstop liquidity facilities	1,519	1,378
Derivatives	1,850	385
Securities lending	1,023	761
Other indemnification agreements	226	230
Other guarantee	23	22
Total	5,954	4,001

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

Backstop liquidity facilities
The Bank provides backstop liquidity facilities under asset-backed commercial paper conduit programs administered by it further to securitization operations. The Bank also administers a multi-seller conduit that buys various financial assets from clients and finances these purchases by issuing asset-backed commercial paper. The Bank provides backstop liquidity facilities to some multi-seller conduits, including the one administered by the Bank.

The backstop liquidity facilities may only be drawn upon if, after market disruption, the conduit was unable to access the commercial paper market. These guarantees have a duration of less than one year and are renewable periodically. The terms of the backstop liquidity facilities do not require the Bank to advance money to the conduit in the event of a bankruptcy or to fund non-performing or defaulted assets. None of the backstop liquidity facilities provided by the Bank have been drawn upon to date and no amount has been accrued in the Consolidated Balance Sheet with respect to these backstop liquidity facilities.

15(c)-30

Derivatives
In the normal course of business, the Bank enters into written put options to meet the needs of its clients and for its own risk management and trading activities. Put options are contractual agreements where the Bank conveys to the purchaser the right, but not the obligation, to sell to the Bank by or before a predetermined date, a specific amount of currency, commodity or financial instrument, at a price agreed to when the option is sold. Written put options that qualify as a guarantee under AcG-14 include primarily over-the-counter currency options with companies other than financial institutions and over-the-counter stock options when it is probable that the counterparty holds the underlying securities. Most of the terms of these options vary according to the contracts, but do not exceed two years. As at October 31, 2005, the Bank recorded a liability of $26 million in the Consolidated Balance Sheet with respect to these written put options (2004: $3 million), representing the fair value of these options.

Securities lending
Under securities lending agreements the Bank has entered into with certain clients who have entrusted it with the safekeeping of their securities, the Bank lends their securities to third parties and indemnifies its clients in the event of loss. In order to protect itself against any contingent loss, the Bank obtains, as security from the borrower, a cash amount or highly liquid marketable securities with a fair value greater than that of the securities loaned. No amount has been accrued in the Consolidated Balance Sheet with respect to potential indemnities resulting from these securities lending agreements.

Other indemnification agreements
In the normal course of business, including securitization activities and discontinuance of operations and activities, the Bank enters into numerous contractual agreements. Under these agreements, the Bank undertakes to compensate the counterparty for costs incurred as a result of litigation, changes in laws and regulations (including tax legislation), claims with respect to past performance, incorrect representations or the non-performance of certain restrictive covenants. Moreover, as a member of a securities transfer network and pursuant to the membership agreement and the regulations governing the operation of the network, the Bank granted a movable hypothec to the network that can be used in the event another member fails to meet its contractual obligations. The nature of certain of these commitments prevents the Bank from estimating the maximum potential liability it may be required to pay. The duration of these agreements is stipulated in each contract. The maximum potential future payments that the Bank is able to estimate is presented in the previous table and their duration does not exceed four years. No amount has been accrued in the Consolidated Balance Sheet with respect to these agreements.

Other guarantee
Pursuant to a mutual guarantee agreement required by a regulatory authority, a subsidiary of the Bank has agreed to guarantee all commitments, debts and liabilities of a company subject to significant influence to the maximum of its regulatory capital. This guarantee expires on the date the investment in the company subject to significant influence is sold, or sooner if deemed appropriate by the regulatory authority. To date, this guarantee remains undrawn and no amount has been accrued in the Consolidated Balance Sheet with respect to the agreement.

Commitments
As at October 31, 2005, minimum commitments under leases, contracts for outsourced information technology services and other leasing agreements are as follows:

		Service	Equipment
	Premises	contracts	and furniture	Total

2006	102	189	7	298
2007	94	184	7	285
2008	87	172	4	263
2009	81	163	2	246
2010	76	163	1	240
2011 and thereafter	410	230	—	640
	850	1,101	21	1,972

15(c)-31

Pledged assets
In the normal course of business, the Bank pledges securities and other assets as collateral for various liabilities it contracts. A breakdown of assets pledged as collateral is provided below.

As at October 31	2005	2004

Assets pledged to:
- Bank of Canada	25	25
- Direct clearing organizations	2,480	2,812
Assets pledged in relation to:
- Derivative transactions	538	544
- Borrowing, securities lending and securities sold under repurchase agreements	13,264	12,016
- Other	221	643
Total	16,528	16,040

Credit instruments
In the normal course of business, the Bank enters into various off-balance sheet commitments. The credit instruments used to meet the financing needs of its clients represent the maximum amount of additional credit the Bank could be obligated to extend if the commitments were fully drawn.

As at October 31	2005	2004

Letters of guarantee(1)	1,313	1,225
Documentary letters of credit(2)	110	102
Credit card loans(3)	5,331	4,882
Commitments to extend credit(3)
Original term of one year or less	6,589	6,756
Original term of more than one year	11,074	10,346

(1)	See “Letters of guarantee” on page 105.
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

Other commitments
The Bank acts as an investor in investment banking activities by entering into agreements to finance external private equity funds and investments in equity and debt securities at market value at the time the agreements are signed. In connection with these activities, the Bank had commitments to invest up to $721 million as at October 31, 2005 (2004: $747 million).

Litigation
In the normal course of business, the Bank is engaged in various legal proceedings, most of which are related to lending activities and arise when the Bank takes measures to collect delinquent loans. Recently, motions for authorization to institute class action suits were filed against various financial institutions, including the Bank, contesting, among other things, certain transaction fees. The subsidiary National Bank Financial is also engaged in various legal proceedings in the normal course of business. Most of these proceedings concern services to individual investors and may relate to the suitability of investments. In the opinion of Management, based on past experience, the related aggregate potential liability will not have a material impact on the Bank’s financial position.

18 | Derivative Financial Instruments

Derivative financial instruments are financial contracts whose value is derived from an underlying interest rate, exchange rate, or equity, commodity or credit instrument or index. The Bank uses these instruments to accommodate the needs of its clients and for its own risk management and trading activities.

The main types of derivative financial instruments used are as follows:

Foreign exchange forward contracts and futures
Foreign exchange forward contracts and futures are contractual obligations to buy or deliver a specific amount of currency, interest, commodities or financial instruments on a specific future date at a specified price. Foreign exchange forward contracts are tailor-made agreements transacted in the over-the-counter market. Futures are traded on organized exchanges and are subject to daily cash margining.

15(c)-32

Swaps
Swaps are specific transactions in which two parties agree to exchange cash flows. The Bank uses the following types of swap contracts:

Cross currency swaps are transactions in which counterparties exchange fixed rate interest payments and principal payments in different currencies.

Interest rate swaps are transactions in which counterparties exchange fixed and floating rate interest payments, based on the notional principal value in the same currency.

Commodity swaps are transactions in which counterparties exchange fixed and floating rate payments, based on the notional principal value of a single product.

Equity swaps are transactions in which counterparties agree to exchange the return on one equity or group of equities for a payment based on a benchmark interest rate.

Credit default swaps are transactions in which one of the counterparties agrees to pay interest expenses to the other counterparty so that it can make a payment if a credit event occurs.

Options
Options are agreements between two parties in which the writer of the option conveys to the buyer the right, but not the obligation, to buy or to sell, at or by a predetermined date, at any time prior to a predetermined expiry date, a specific amount of currency, commodities or financial instruments at a price agreed to when the option is arranged. The writer receives a premium for selling this instrument.

15(c)-33

Notional principal amounts
Notional principal amounts, which are off-balance sheet items, represent the set underlying principal of a derivative instrument and serve as a reference for currency and interest rates and stock market prices to determine the amount of cash flows to be exchanged. Notional principal amounts are presented in the table below.

	Remaining term to maturity						2005	2004
						Contracts	Contracts
						held for	held for
	Within	3 to 12	1 to 5	Over	Total	trading	non-trading	Total
	3 months	months	years	5 years	contracts	purposes	purposes	contracts
Foreign exchange contracts
OTC contracts
Forwards	4,852	1,423	512	—	6,787	6,760	27	6,306
Swaps	35,272	10,230	4,582	1,060	51,144	45,141	6,003	29,559
Options purchased	4,478	2,606	349	—	7,433	7,433	—	5,514
Options written	3,321	3,263	258	—	6,842	6,842	—	5,284
Total	47,923	17,522	5,701	1,060	72,206	66,176	6,030	46,663
Exchange-traded contracts
Futures
Long positions	27	—	—	—	27	27	—	90
Short positions	88	2	—	—	90	90	—	62
Options purchased	30	—	—	—	30	30	—	30
Options written	20	—	—	—	20	20	—	1
Total	165	2	—	—	167	167	—	183
Interest rate contracts
OTC contracts
Forward rate agreements	1,248	7,534	300	—	9,082	9,082	—	7,033
Swaps	43,650	21,885	49,287	8,312	123,134	99,794	23,340	116,761
Options purchased	10,300	15,375	3,100	1,949	30,724	30,724	—	13,157
Options written	11,905	19,793	3,967	2,579	38,244	38,244	—	13,566
Total	67,103	64,587	56,654	12,840	201,184	177,844	23,340	150,517
Exchange-traded contracts
Futures
Long positions	3,890	491	812	—	5,193	5,193	—	12,316
Short positions	3,840	4,273	1,557	—	9,670	9,670	—	21,670
Options purchased	37,747	16,492	1,046	—	55,285	55,285	—	21,748
Options written	25,859	2,261	1,518	—	29,638	29,638	—	21,002
Total	71,336	23,517	4,933	—	99,786	99,786	—	76,736
Equity, commodity and credit derivative contracts
OTC contracts
Forwards	19	28	334	72	453	453	—	107
Swaps	4,850	2,839	2,133	827	10,649	10,639	10	13,166
Options purchased	1,212	558	3,939	2,686	8,395	8,395	—	1,635
Options written	1,003	600	189	108	1,900	1,900	—	1,405
Total	7,084	4,025	6,595	3,693	21,397	21,387	10	16,313
Exchange-traded contracts
Futures
Long positions	286	112	42	1	441	441	—	94
Short positions	1,395	31	—	—	1,426	1,426	—	755
Options purchased	3,294	998	183	—	4,475	3,966	509	391
Options written	1,795	923	101	—	2,819	2,310	509	111
Total	6,770	2,064	326	1	9,161	8,143	1,018	1,351

Total 2005	200,381	111,717	74,209	17,594	403,901	373,503	30,398	291,763
Total 2004	126,636	106,504	49,987	8,636	291,763	265,174	26,589

Credit risk
Credit risk on derivative financial instruments is the risk of a financial loss occurring as a result of a counterparty failing to honour its contractual obligations to the Bank. The current replacement cost, which is the positive fair value of all outstanding derivative financial instruments, represents the Bank’s maximum credit derivative exposure. The credit equivalent amount is calculated by taking into account the current replacement cost of all outstanding contracts in a gain position, potential future exposure and the impact of master netting agreements. The risk-weighted amount is the credit equivalent amount multiplied by the counterparty risk factors prescribed by the Superintendent. The Bank negotiates master netting agreements with counterparties with which it has significant credit risk exposure resulting from derivative transactions. Such agreements provide for the simultaneous close-out and settling of all transactions with a counterparty in the event of default. Some of these agreements also provide for the exchange of collateral between parties where the fair value of the outstanding transactions between the parties exceeds an agreed threshold.

15(c)-34

As at October 31, credit risk exposure on the derivatives portfolio is as follows:

					2005		2004
	Current replacement cost					Current replacement cost
	Trading(1)	Non- trading	Total	Credit equiv- alent	Risk- weighted amount	Trading(1)	Non- trading	Total	Credit equiv- alent	Risk- weighted amount

Interest rate contracts	439	218	657	1,134	223	743	376	1,119	1,443	281
Foreign exchange contracts	800	38	838	1,744	433	1,111	23	1,134	1,619	354
Equity, commodity and credit derivative contracts	1,021	7	1,028	2,628	664	841	4	845	2,048	504
	2,260	263	2,523	5,506	1,320	2,695	403	3,098	5,110	1,139
Impact of master netting agreements	(1,080)	(124)	(1,204)	(2,566)	(572)	(1,560)	—	(1,560)	(2,394)	(535)
	1,180	139	1,319	2,940	748	1,135	403	1,538	2,716	604

(1)
Excluding, in accordance with the guidelines of the Office of the Superintendent of Financial Institutions Canada, exchange-traded instruments and forward contracts with an original maturity of 14 days. The total positive fair value of these excluded contracts amounted to $130 million as at October 31, 2005 (2004: $40 million).

Fair value
The fair value of derivatives is determined before factoring in the impact of master netting agreements. When available, market prices are used to determine the fair value of derivatives. Otherwise, fair value is determined using pricing models that incorporate current market prices and the contractual prices of the underlying instruments, the time value of money, yield curves and volatility factors. If necessary, fair value is adjusted to take into account market, model and credit risks, as well as the related costs.

15(c)-35

As at October 31, fair values are as follows:

		2005			2004
(millions of dollars)	Positive	Negative	Net	Positive	Negative	Net

Contracts held for trading purposes
Interest rate contracts
Forwards	7	8	(1)	6	7	(1)
Swaps	391	355	36	675	501	174
Options	52	46	6	72	65	7
Total	450	409	41	753	573	180

Foreign exchange contracts
Forwards	29	83	(54)	54	143	(89)
Swaps	681	445	236	971	603	368
Options	109	118	(9)	102	157	(55)
Total	819	646	173	1,127	903	224

Equity, commodity and credit derivative contracts
Forwards	64	119	(55)	24	171	(147)
Swaps	783	492	291	615	475	140
Options	274	180	94	216	264	(48)
Total	1,121	791	330	855	910	(55)
Total contracts held for trading purposes	2,390	1,846	544	2,735	2,386	349

Contracts held for non-trading purposes
Interest rate contracts
Forwards	—	—	—	—	—	—
Swaps	218	94	124	374	183	191
Options	—	—	—	2	—	2
Total	218	94	124	376	183	193

Foreign exchange contracts
Forwards	—	—	—	—	—	—
Swaps	38	52	(14)	23	50	(27)
Options	—	—	—	—	—	—
Total	38	52	(14)	23	50	(27)

Equity, commodity and credit derivative contracts
Forwards	—	—	—	—	—	—
Swaps	—	—	—	—	—	—
Options	7	4	3	4	1	3
Total	7	4	3	4	1	3
Total contracts held for non-trading purposes	263	150	113	403	234	169

Total fair value	2,653	1,996	657	3,138	2,620	518
Impact of master netting agreements	(1,217)	(1,217)	—	(1,577)	(1,577)	—
	1,436	779	657	1,561	1,043	518

15(c)-36

As at October 31, credit risk exposure on the derivatives portfolio is as follows:

	2005		2004

	Replacement	Credit	Replacement	Credit
	cost	equivalent	cost	equivalent

OECD governments(1)	23	446	13	625
OECD banks(1)	1,675	1,654	2,545	1,473
Other	825	840	540	618
Total	2,523	2,940	3,098	2,716

(1)	Organisation for Economic Co-operation and Development

19 | Geographic Distribution of Earning Assets by Ultimate Risk

	2005		2004
	$	%	$	%

North America
Canada	76,690	78.8	63,103	85.4
United States	11,184	11.5	6,111	8.3
	87,874	90.3	69,214	93.7
Europe
United Kingdom	5,552	5.7	1,087	1.5
Germany	102	0.1	244	0.3
Other	2,500	2.6	2,048	2.8
	8,154	8.4	3,379	4.6
Asia and Pacific	1,029	1.1	612	0.8
Latin America and Caribbean	230	0.2	627	0.9
Middle East and Africa	22	—	30	—
Earning assets as at September 30	97,309	100.0	73,862	100.0
Other assets as at September 30	11,514		9,483
Net change in assets in October	(1,225)		5,152
Total assets as at October 31	107,598		88,497

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

15(c)-37

20 | Interest Rate Sensitivity Position

The Bank offers a range of financial products for which the cash flows are sensitive to interest rate fluctuations. Interest rate risk arises from on- and off-balance sheet cash flow mismatches. The degree of exposure is based on the size and direction of interest rate movements and on the maturity of the mismatched positions. Analyzing interest rate sensitivity gaps is one of the techniques used by the Bank to manage interest rate risk.

The table below illustrates the sensitivity of the Bank’s Consolidated Balance Sheet to interest rate fluctuations as at October 31.

						Non-
	Floating	Within	3 to 12	1 to 5	Over	interest	2005	2004
	rate	3 months	months	years	5 years	sensitive	Total	Total

Assets
Cash	—	—	—	—	—	227	227	481
Deposits with financial institutions	371	5,944	1,803	—	—	1,969	10,087	5,296
Effective yield		1.8%	1.8%	—%	—%
Securities	1	3,900	5,579	9,650	5,409	8,513	33,052	28,007
Effective yield		3.2%	3.2%	3.9%	4.6%
Loans	527	32,739	5,796	8,788	223	6,068	54,141	45,994
Effective yield		3.5%	5.0%	5.3%	6.5%
Other assets	—	—	—	—	—	10,091	10,091	8,719
	899	42,583	13,178	18,438	5,632	26,868	107,598	88,497

Liabilities and shareholders’ equity
Deposits	4,376	28,431	8,133	15,996	1,164	3,877	61,977	53,432
Effective yield		2.9%	3.2%	3.7%	4.6%
Other debt(1)	—	12,920	2,225	3,686	4,286	5,302	28,419	18,386
Effective yield		2.4%	3.0%	3.8%	4.6%
Subordinated debentures	—	—	202	550	350	—	1,102	1,408
Effective yield		-%	4.6%	6.0%	4.9%
Acceptances and
other liabilities	1,595	13	71	226	82	9,516	11,503	11,067
Shareholders’ equity	—	—	—	400	—	4,197	4,597	4,204
	5,971	41,364	10,631	20,858	5,882	22,892	107,598	88,497

On-balance sheet gap	(5,072)	1,219	2,547	(2,420)	(250)	3,976	—	—
Derivative financial instruments	—	(18,914)	11,146	6,139	1,629	—	—	—
Total	(5,072)	(17,695)	13,693	3,719	1,379	3,976	—	—
Position in Canadian dollars
On-balance sheet total	(7,392)	6,449	1,995	(5,269)	(954)	3,564	(1,607)	61
Derivative financial instruments	—	(15,628)	5,788	6,593	1,662	—	(1,585)	(301)
Total	(7,392)	(9,179)	7,783	1,324	708	3,564	(3,192)	(240)
Position in foreign currency
On-balance sheet total	2,320	(5,230)	551	2,849	705	412	1,607	(61)
Derivative financial instruments	—	(3,286)	5,359	(454)	(34)	—	1,585	301
Total	2,320	(8,516)	5,910	2,395	671	412	3,192	240
Total 2005	(5,072)	(17,695)	13,693	3,719	1,379	3,976	—	—
Total 2004	843	(31,765)	17,922	15,419	1,574	(3,993)	—	—

(1)	Obligations related to securities sold short and securities sold under repurchase agreements.

The effective yield represents the weighted average effective yield based on the earlier of contractual repricing and maturity dates.

15(c)-38

21 | Fair Value of Financial Instruments

The following table presents the fair value of balance sheet financial instruments, except for instruments whose fair value is estimated to approximate their carrying value. This fair value is determined using the valuation methods and assumptions described below. The fair values of derivative financial instruments are not included in the table and are presented separately in Note 18.

Fair value represents the amount for which a financial instrument could be exchanged in an arm’s length transaction between willing parties under no compulsion to act and is best evidenced by a quoted market price. If no quoted market prices are available, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of the net realizable value.

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

		2005			2004

		Favourable			Favourable
Carrying	Fair	(unfavourable)	Carrying	Fair	(unfavourable)
value	value	variance	value	value	variance

Assets
Securities	33,052	33,126	74	28,007	28,131	124
Loans	47,118	47,205	87	41,498	41,700	202

Liabilities
Deposits	61,977	62,051	(74)	53,432	53,682	(250)
Subordinated debentures	1,102	1,131	(29)	1,408	1,496	(88)

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

Deposits
The fair value of fixed-rate deposits is determined by discounting the contractual cash flows using market interest rates currently offered for deposits with the same remaining terms to maturity. The fair value of deposits with no stated maturity is assumed to approximate their carrying value.

Subordinated debentures
The fair value of subordinated debentures is determined by discounting the contractual cash flows using market interest rates currently offered for similar financial instruments with the same remaining term to maturity.

22 | Related Party Transactions

The Bank grants loans to its directors and officers under various conditions. As of August 31, the balance of loans granted is:
	2005	2004

Mortgage loans	2	3
Other loans	61	71

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

15(c)-39

For personal loans, credit card advances and personal lines of credit, employees may not borrow more than 50% of their annual salary at the reduced rate. The Canadian prime rate is applied to the remainder.

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

23 | Segment Disclosures

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

Wealth Management
The Wealth Management segment comprises full-service retail brokerage, direct brokerage, mutual funds, trust services and portfolio management.

Financial Markets
The Financial Markets segment encompasses corporate financing and lending, treasury operations, including asset and liability management for the Bank, and corporate brokerage.

Other
This heading comprises securitization transactions, certain non-recurring items, and the unallocated portion of centralized services.

The accounting policies are the same as those presented in the note on accounting policies (Note 1), with the exception of the net interest income, other income and income taxes of the operating segments, which are presented on a taxable equivalent basis. Taxable equivalent basis is a calculation method that consists in grossing up certain tax-exempt income by the amount of income tax that would have been otherwise payable. The impact of these adjustments is reversed under the “Other” heading. Head office expenses are allocated to each operating segment and disclosed in the segmented results. The Bank assesses performance based on net income. Intersegment revenues are recognized at the exchange amount. Segment assets correspond to average assets directly used in segment operations.

15(c)-40

Results by business segment

	Personal and		Wealth		Financial
	Commercial		Management		Markets		Other		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Net interest income(1)	1,302	1,251	101	94	318	256	(284)	(238)	1,437	1,363
Other income(1)	749	714	706	649	671	728	140	91	2,266	2,182
Total revenues	2,051	1,965	807	743	989	984	(144)	(147)	3,703	3,545
Operating expenses	1,254	1,218	619	581	595	543	31	46	2,499	2,388
Contribution	797	747	188	162	394	441	(175)	(193)	1,204	1,157
Provision for credit losses	117	137	—	—	8	51	(92)	(102)	33	86
Income before income taxes and non-controlling interest	680	610	188	162	386	390	(83)	(91)	1,171	1,071
Income taxes(1)	227	218	70	58	135	145	(141)	(103)	291	318
Non-controlling interest	—	—	3	4	1	—	21	24	25	28
Net income (net loss)	453	392	115	100	250	245	37	(12)	855	725
Average assets	43,956	40,511	882	834	51,809	42,367	(5,745)	(5,040)	90,902	78,672

(1)
Net interest income was grossed up by $90 million (2004: $61 million) and other income by $60 million (2004: $47 million) to bring the tax-exempt income earned on certain securities in line with the income earned on other financial instruments. An equivalent amount was added to income taxes. The effect of these adjustments is reversed under the “Other” heading.

Results by geographic segment
Total revenues are allocated based on the country in which the client conducts business. More than 95.7% (2004: 93.8%) of revenues are concentrated in Canada.

24 | Reconciliation of Canadian and United States Generally Accepted Accounting Principles

The consolidated financial statements of the Bank were prepared in accordance with Canadian GAAP. The principal differences on net income and on the Consolidated Balance Sheet resulting from the application of U.S. GAAP are presented below. Under U.S. GAAP, a Consolidated Statement of Comprehensive Income is also required.

		Restated
	2005	2004

Net income per Canadian GAAP	855	725
Charge for other-than-temporary impairment	(4)	—
Investment account securities	72	(2)
Sale of premises - FIN 46R	—	(2)
Mutual funds - FIN 46R	—	14
Loan securitization	—	6
Derivatives and hedging	(9)	(68)
Income tax effect on above items	(19)	19
Net income per U.S. GAAP	895	692

Net earnings per common share - U.S. GAAP
Basic	$5.22	$3.91
Diluted	$5.15	$3.86

15(c)-41

Consolidated Statement of Comprehensive Income

		Restated
	2005	2004

Net income per U.S. GAAP	895	692
Other comprehensive income
Change in unrealized gains and losses on securities available for sale, net of income tax savings of $30 (2004: $5)	(59)	(6)
Change in gains and losses on derivatives designated as cash flow hedges, net of income tax savings of $19 (2004: $12)	(43)	(27)
Minimum pension liability adjustment, net of income taxes (2004: $2)	—	4
Change in unrealized foreign currency translation adjustments, net of income taxes of $13 (2004: $31)	(16)	(16)
Comprehensive income	777	647

Consolidated Condensed Balance Sheet

						Restated
			2005			2004
	Canadian		U.S.		Canadian	U.S.
	GAAP	Variation	GAAP	GAAP	Variation	GAAP

Assets
Cash and deposits with financial institutions	10,314	(29)	10,285	5,777	2	5,779
Securities
Investment account - available for sale	6,869	74	6,943	7,446	172	7,618
Trading account	26,183	634	26,817	20,561	297	20,858
Securities purchased under reverse repurchase agreements	7,023	—	7,023	4,496	—	4,496
Loans	47,118	—	47,118	41,498	—	41,498
Premises and equipment	355	—	355	267	84	351
Goodwill	662	22	684	662	22	684
Other assets	9,074	1,419	10,493	7,790	(773)	7,017
Total assets	107,598	2,120	109,718	88,497	(196)	88,301

Liabilities
Deposits	61,977	10	61,987	53,432	40	53,472
Other liabilities	39,435	1,934	41,369	29,083	(564)	28,519
Subordinated debentures	1,102	55	1,157	1,408	96	1,504
Non-controlling interest	487	—	487	370	44	414
Total liabilities	103,001	1,999	105,000	84,293	(384)	83,909

Shareholders’ equity
Preferred shares	400	—	400	375	—	375
Common shares	1,565	24	1,589	1,545	24	1,569
Contributed surplus	13	—	13	7	—	7
Unrealized foreign currency translation adjustments	(26)	26	—	(10)	10	—
Retained earnings	2,645	33	2,678	2,287	(2)	2,285
Accumulated other comprehensive income	—	38	38	—	156	156
Total shareholders’ equity	4,597	121	4,718	4,204	188	4,392
Total liabilities and shareholders’ equity	107,598	2,120	109,718	88,497	(196)	88,301

Restatement
In 2005, the Bank concluded that in 2004, although it had satisfied all hedge accounting criteria under SFAS No. 133 for certain of its derivative financial instruments, a $47 million expense (before income taxes) was not recorded for U.S. GAAP purposes.

Consequently, the Bank restated income and balance sheet items in accordance with U.S. GAAP. The impact of this restatement was a decrease in net income of $31 million (pre-tax income of $47 million), a decline in basic and diluted earnings per share of $0.17, an increase in other comprehensive income of $33 million and other assets of $1 million, a decrease in investment account securities available for sale of $4 million, an increase in deposits of $40 million, a decline in subordinated debentures of $35 million and other liabilities of $10 million and an increase in shareholders’ equity of $2 million.

15(c)-42

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

Investment account securities
Under U.S. GAAP, investment account securities are separated into two categories: securities available for sale (recognized in the Consolidated Balance Sheet at fair value) and securities held to maturity (carried in the Consolidated Balance Sheet at unamortized cost). Unrealized gains and losses on securities available for sale, net of income taxes, are presented separately in “Accumulated other comprehensive income” under “Shareholders’ equity,” while the change in unrealized gains and losses, net of income taxes, is recorded in the Consolidated Statement of Comprehensive Income. Under U.S. GAAP, the Bank records substantially all investment account securities as available for sale.

Under Canadian GAAP, unrealized foreign currency translation gains and losses for monetary investment account securities are presented in the Consolidated Statement of Income. Under U.S. GAAP, this translation adjustment must be presented in the Consolidated Statement of Comprehensive Income, net of income taxes, and is an integral part of the variation in fair value of investment account securities available for sale described above.

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

Sale of premises
Under Canadian GAAP, the head office building leases are considered a sales-type lease followed by an operating lease as a lessee. Under U.S. GAAP (SFAS No. 98 “Accounting for Leases”), in order for a lease to be accounted for as a sales-type lease, title of property must be transferred at the end of the lease term; therefore, the two leases must be accounted for as operating leases. Consequently, the building remains on the balance sheet, and the proceeds received are recorded as a liability. In addition, under FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities,” applicable to quarters ending after March 15, 2004, the Bank, as the primary beneficiary, has consolidated, as at October 31, 2004, the VIE that leases the head office building under a capital lease. The Canadian standard, AcG-15, is harmonized with FIN 46R. Under Canadian GAAP, the Bank was not required to consolidate the VIE that leases the head office building prior to the adoption of AcG-15 on November 1, 2004.

Mutual funds
Under U.S. GAAP (FIN 46R), in 2004 and 2005 the Bank consolidated certain mutual funds it manages because, by virtue of its investments in these funds, the Bank is deemed to be the primary beneficiary. Under Canadian GAAP, the Bank was not required to consolidate these mutual funds prior to the adoption of AcG-15 on November 1, 2004.

Derivative financial instruments
Under Canadian GAAP, derivatives used in sales or trading activities as well as instruments that do not qualify for hedge accounting are recorded on the Consolidated Balance Sheet at fair value.

Under the U.S. standard, all derivatives are recognized at fair value on the Consolidated Balance Sheet as an asset or liability. The Canadian and U.S. accounting treatments for derivatives held for sale or trading are therefore the same.

However, the Canadian and U.S. accounting treatments for derivatives held for hedging purposes differ. In accordance with the U.S. standard, changes in the fair value of derivatives designated as fair value hedges are recorded in income and are generally offset by changes in the fair value of the hedged items attributable to the hedged risk. With respect to derivatives designated as cash flow hedges, the effective portion of the changes in fair value is recorded as a separate component of comprehensive income in the Consolidated Statement of Comprehensive Income and is reclassified in the Consolidated Statement of Income in the period or periods during which the hedged items are recognized in the Consolidated Statement of Income. The ineffective portion of the changes in fair value of a hedging item is always recognized in the Consolidated Statement of Income.

15(c)-43

Minimum pension liability
Under U.S. GAAP (SFAS No. 87 “Employers’ Accounting for Pensions”), if the accrued benefit obligation, without salary projections, exceeds the fair value of the assets of a pension plan, a liability (minimum pension liability) equivalent to the difference must be recorded in the consolidated balance sheet. Recognition of an additional liability is required where the accrued benefit obligation, without salary projections, exceeds the fair value of the pension plan assets, and a net accrued benefit asset is recognized in the consolidated balance sheet. If an additional liability is recognized, an amount is recognized as an intangible asset, up to the amount of unamortized prior service cost, with any excess recorded, net of income taxes, under “Other comprehensive income.” No amount has been recorded in 2004 and 2005.

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

Securities lending
Under U.S. GAAP (FASB Interpretation No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), non-cash collateral received for securities lending transactions is recorded as assets in the Consolidated Balance Sheet with a corresponding obligation if the contracts allow the entity to sell them or give them again as collateral. Under Canadian GAAP, non-cash collateral received for these transactions is not recorded in the Consolidated Balance Sheet.

Joint venture
Under U.S. GAAP, investments in joint ventures are accounted for using the equity method whereas under Canadian GAAP, these investments are recorded using proportionate consolidation. If U.S. GAAP had been applied, other liabilities, other assets and cash would have decreased and the investment in the joint venture would have increased; there would have been no impact on net income.

Accounting for client trades - brokerage activities
Under Canadian GAAP, securities trades for which the Bank acts as agent for its brokerage clients are recorded on a trade date basis in the Consolidated Balance Sheet. Under U.S. GAAP, these trades must be recorded on the settlement date in the Consolidated Balance Sheet. Prior year comparative figures have been reclassified to conform with the presentation adopted in 2005.

15(c)-44