Form 10-Q
period 2006-03-31
NB CAPITAL CORP
filed 2006-05-15
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO ________

Commission file number  1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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
Large Accelerated Filer  ☐ Accelerated Filer   ☐ Non-Accelerated Filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common Stock
par value $0.01 per share	100

NB CAPITAL CORPORATION

Index

Part I. FINANCIAL INFORMATION:	Page

Item 1(a). Financial Statements

Balance Sheets -
As of March 31, 2006 and December 31, 2005	1

Statements of Income -
For the three-month periods ended March 31, 2006 and 2005	2

Statements of Stockholders’ Equity -
For the three-month periods ended March 31, 2006 and 2005	3

Statements of Cash Flows -
For the three-month periods ended March 31, 2006 and 2005	4

Notes to the financial statements	5

Item 1(b). National Bank of Canada Summarized Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II. OTHER INFORMATION :

Item 1. Legal Proceedings	12

Item 6. Exhibits	12

References to $ are to United States dollars; references to C$ are to Canadian dollars. On March 31, 2006, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.1680 = $1.00 and certain amounts stated herein reflect such exchange rate.

ITEM 1(a). FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

( in thousand of US dollars )	March 31, 2006 (unaudited)	December 31, 2005
Assets	$	$

Current Assets
Cash and cash equivalents	12,191	59,901
Due from an affiliated company	9,716	9,680
Promissory notes - current portion	140,770	79,840
Prepaid expenses	33	32
Accrued interest on cash equivalents	3	19
	162,713	149,472

Promissory notes	318,701	330,139
	481,414	479,611

Liabilities

Current Liabilities
Due to the parent company	421	402
Accounts payable	59	117
	480	519

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	4,170	2,328

	480,934	479,092

	481,414	479,611

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three-month periods ended March 31,
( in thousand of US dollars, except per share amounts )	2006	2005
	$	$
Revenue
Interest income
Cash and cash equivalents	438	226
Promissory notes	8,144	8,662
	8,582	8,888

Expenses
Servicing and advisory fees	421	413
Legal and other professional fees	49	75
	470	488

Net income	8,112	8,400

Preferred stock dividends	6,270	6,268

Income available to common stockholders	1,842	2,132

Weighted-average number of common shares outstanding	100	100

Earnings per common share - basic and diluted	18	21

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Three-month periods ended March 31,
( in thousands of US dollars )	2006	2005
PREFERRED STOCK	$	$
Balance, beginning and end of period	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	2,328	555
Net income	8,112	8,400
Preferred stock dividends	(6,270)	(6,268)
Balance, end of period	4,170	2,687

TOTAL STOCKHOLDERS' EQUITY	480,934	479,451

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three-month periods ended March 31,
(in thousand of US dollars)	2006	2005
OPERATING ACTIVITIES
	$	$
Net income	8,112	8,400
Item not affecting cash resources :
Prepaid expenses	(1)	(1)
Due from an affiliated company	(36)	598
Due to the parent company	19	(1)
Accounts payable	(58)	8
Accrued interest receivable on cash equivalents	16	25

Net cash provided by operating activities	8,052	9,029

FINANCING ACTIVITIES

Dividends	(6,270)	(6,268)
Net cash used in financing activities	(6,270)	(6,268)

INVESTING ACTIVITIES

Investment in promissory notes	(82,898)	(73,038)
Repayments of promissory notes	33,406	29,349
Net cash used in investing activities	(49,492)	(43,689)

Cash and cash equivalents, beginning of period	59,901	58,327
Cash and cash equivalents, end of period	12,191	17,399

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
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

The interim financial statements for the three-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report for the year ended December 31, 2005 filed on Form 10-K. The interim financial statements may not be an indicator of the results anticipated in the full year.

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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month periods ended March 31, 2006 and 2005 are computed based on the number of common shares outstanding during the period.

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

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(unaudited)
(in thousands of U.S. dollars)

2) Significant accounting policies (continued)

Interest on Promissory notes and cash equivalent

Interest income on the Promissory notes and cash equivalents is accrued using the simple interest method based on the average amount of principle outstanding. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

3) Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The Promissory notes have maturities ranging from April 2006 to January 2015, at rates ranging from 5.00% to 10.21%, with a weighted average rate of approximately 7.37% per annum.

The fair value of the Promissory notes as at March 31, 2006 is $469,253. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2005	$409,979
Acquisitions	82,898
Principal repayments	(33,406)
Promissory notes as of March 31, 2006	$459,471

The scheduled principal repayments on a year end basis as of March 31, 2006 are as follows:

2006	$91,449	2012	$35,430
2007	$157,417	2013	$7,884
2008	$23,575	2014	$4,037
2009	$32,620	2015	$8,589
2010	$37,291
2011	$61,179

4) Transactions with an affiliated company

During the three-month periods ended March 31, 2006 and March 31, 2005, the Company earned interest from NB Finance on the Promissory notes in the amount of $8,144 ($8,662 in 2005). (see Note 3).

The amount of $9,716 due from an affiliate as of March 31, 2006 and $9,680 as of December 31, 2005 represents interest and principal repayments due on the Promissory notes from NB Finance.

5) Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2006 and March 31, 2005, fees of $25 ($25 in 2005) were charged to the Company.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(unaudited)
(in thousands of U.S. dollars)

5) Transactions with the parent company (continued)

Servicing agreement
The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2006 and March 31, 2005, the average outstanding balance of the collateralized mortgage loans were $556,827 and $549,655 respectively. During the three-month periods ended March 31, 2006 and March 31, 2005, fees of $396 ($388 in 2005) were charged to the Company.

Custodial agreement
The Bank holds all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2006 and March 31, 2005, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents
The Company received interest on cash and cash equivalents held with National Bank of Canada for the three-month periods ended March 31, 2006 and March 31, 2005 in the amounts of $438 ($226 in 2005).

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

ITEM 1(b).  NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of NB Capital Corporation states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada. Below is the summarized financial information for the National Bank of Canada for the first quarter of its 2006 fiscal year which ended January 31, 2006.

Highlights

(unaudited)	Quarter ended January 31
	2006	2005	% Change
Operating results
(millions of Canadian dollars)
Total revenues	$979	$983	(0)
Net income	217	239	(9)
Return on common shareholders' equity
	19.9%	23.6%
Per common share
Earnings - basic	$1.28	$1.39	(8)
Dividends paid	0.48	0.42	14
Book value	25.72	23.97	7
Stock trading range
High	63.90	49.75
Low	58.35	46.39
Close	61.75	49.19

Financial position (millions of Canadian dollars)	January 31 2006	October 31 2005
Cash resources and securities	47,536	50,389		(6)
Loans and acceptances	51,235	50,360		2
Other assets	6,505	6,849		(5)
Total assets	$105,276	$107,598		(2)

Deposits	64,920	61,977		5
Other liabilities	33,651	39,435		(15)

Subordinated debentures	1,600	1,102		45
Non-controlling interest	479	487		(2)

Preferred shares	400	400		—
Common shares	1,573	1,565		1
Retained earnings	2,653	2,632		1
Total liabilities and shareholders' equity	$105,276	$107,598		(2)

Capital ratios - BIS
Tier 1	9.5%	9.6%
Total	12.7%	12.8	% (1)

Impaired loans, net of specific and general allowanc es	(195)	(191)
as a % of loans and acceptances	(0.4)%	(0.4)%

Assets under administration/management	227,796	221,132

(1)  Taking into account the issuance of $500 million of subordinated debentures on November 2, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the first quarter ended March 31, 2006, compared to the same periods in 2005. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month periods ended March 31, 2006 and March 31, 2005, the Company reported net income of $8,112 and $8,400 respectively. Revenues, which were comprised mostly of interest income, were $8,582 and $8,888 respectively, and expenses were $470 and $488 respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ninety-five percent of revenues for the three-month period ended March 31, 2006 and ninety-eight percent of revenues for the three-month period ended March 31, 2005 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 65 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues results from interest on cash equivalents. These revenues were higher in 2006 than 2005 due to an increase in the interest rate on term deposits held in NY (ranging from 3.75% to 4.00% in the first quarter of 2006 versus 1.75% to 2.00% in the first quarter of 2005). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended March 31, 2006 and 2005 totaled $470 and $488, respectively, of which $421 and $413, respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $49 and $75 for the three-month periods ended March 31, 2006 and 2005, respectively.  The decrease in these expenses was due to a reduction in legal fees.

During the three-month period ended March 31, 2006, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,270 compared to $6,268 for the three-month period ended March 31, 2005, on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on March 31, 2006.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of March 31, 2006, $459,471 Mortgage Assets issued by NB Finance were collateralized by C$744,311 ($574,339) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of March 31, 2006, the Company had cash and cash equivalents of $12,191 representing 2.53% of total assets, compared to $59,901 representing 12.49% of total assets, as of December 31, 2005. The decrease is due to an investment in Promissory Notes that was made February 22, 2006. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets.

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

There has been no significant change in the market risks faced by the Company since December 31, 2005. For information regarding the Company’s risks refer to the information under the caption ‘Disclosure About Market Risk’ below and to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NB CAPITAL CORPORATION

Date May 12, 2006	/s/ Donna Goral
Donna Goral Chairman of the Board and President

Date May 12, 2006	/s/ Jean Dagenais
Jean Dagenais Chief Financial Officer