Form 10-Q
period 2006-06-30
NB CAPITAL CORP
filed 2006-07-26
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
            OR
 ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________

Commission file number      1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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
Large Accelerated Filer ☐Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    Class               Outstanding at July 19, 2006
    Common Stock
    par value $0.01 per share      100

NB CAPITAL CORPORATION

Index

Part I. FINANCIAL INFORMATION:	Page

Item 1(a). Financial Statements

Balance Sheets -	1
As of June 30, 2006 and December 31, 2005

Statements of Income -	2
For the three-month and six-month periods ended June 30, 2006 and 2005

Statements of Stockholders’ Equity -	3
For the three-month and six-month periods ended June 30, 2006 and 2005

Statements of Cash Flows -	4
For the six-month periods ended June 30, 2006 and 2005

Notes to the financial statements	5

Item 1(b). National Bank of Canada Summarized Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

Part II. OTHER INFORMATION :

Item 1. Legal Proceedings	12

Item 6. Exhibits	12

References to $ are to United States dollars; references to C$ are to Canadian dollars. On June 30, 2006, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.1162 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION

BALANCE SHEETS

	June 30, 2006	December 31, 2005
( in thousands of US dollars )	(Unaudited)

Assets	$	$

Current
Cash and cash equivalents	69,337	59,901
Due from an affiliated company	16,696	9,680
Promissory notes - current portion	156,300	79,840
Prepaid expenses	17	32
Accrued interest on cash equivalents	17	19
	242,367	149,472

Promissory notes	240,662	330,139
	483,029	479,611

Liabilities

Current
Due to the parent company	406	402
Accounts payable	19	117
	425	519

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	5,840	2,328

	482,604	479,092

	483,029	479,611

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
( in thousands of US dollars )	2006	2005	2006	2005
	$	$	$	$
Revenue
Interest income
Cash equivalents	491	270	929	496
Promissory notes	7,928	8,709	16,072	17,371
	8,419	8,979	17,001	17,867

Expenses
Servicing and advisory fees	406	388	827	801
Legal and other professional fees	74	92	123	167
	480	480	950	968

Net income	7,939	8,499	16,051	16,899

Preferred stock dividends	6,269	6,268	12,539	12,536

Income available to common stockholders	1,670	2,231	3,512	4,363

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	17	22	35	44

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
( in thousands of US dollars )	2006	2005	2006	2005

PREFERRED STOCK	$	$	$	$
Balance, beginning and end of period	3	3	3	3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period	476,761	476,761	476,761	476,761

RETAINED EARNINGS
Balance, beginning of period	4,170	2,687	2,328	555
Net income	7,939	8,499	16,051	16,899
Preferred stock dividends	(6,269)	(6,268)	(12,539)	(12,536)
Balance, end of period	5,840	4,918	5,840	4,918

TOTAL STOCKHOLDERS' EQUITY	482,604	481,682	482,604	481,682

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)
	Six-month periods ended
	June 30,
( in thousands of US dollars )	2006	2005
OPERATING ACTIVITIES
	$	$
Net income	16,051	16,899
Items not affecting cash resources
Prepaid expenses	15	14
Due from an affiliated company	(7,016)	(2,277)
Due to the parent company	4	(26)
Accounts payable	(98)	15
Accrued interest receivable on cash equivalents	2	16

Net cash provided by operating activities	8,958	14,641

FINANCING ACTIVITIES

Dividends	(12,539)	(12,536)
Net cash used in financing activities	(12,539)	(12,536)

INVESTING ACTIVITIES

Investment in promissory notes	(82,898)	(73,038)
Repayments of promissory notes	95,915	82,638
Net cash provided by investing activities	13,017	9,600

Cash and cash equivalents, beginning of period	59,901	58,327
Cash and cash equivalents, end of period	69,337	70,032

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2006 and 2005 are computed based on the number of common shares outstanding during the period.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(unaudited)
(in thousands of U.S. dollars)

2)    Significant accounting policies (continued)

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

The Promissory notes have maturities ranging from July 2006 to January 2015, at rates ranging from 5.00% to 10.21%, with a weighted average rate of approximately 7.36% per annum.

The fair value of the Promissory notes as at June 30, 2006 is $403,223. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2005	$ 409,979
Acquisitions	82,898
Principal repayments	(95,915)
Promissory notes as of June 30, 2006	$ 396,962

The scheduled principal repayments on a year end basis as of June 30, 2006 are as follows:

2006	$ 54,757	2011	$56,041
2007	$146,792	2012	$31,848
2008	$ 22,198	2013	$ 7,445
2009	$ 30,982	2014	$ 4,029
2010	$ 34,281	2015	$ 8,589

4)    Transactions with an affiliated company

During the three-month and six-month periods ended June 30, 2006 and June 30, 2005, the Company earned interest from NB Finance on the Promissory notes in the amount of $7,928 ($8,709 in 2005) and $16,072 ($17,371 in 2005). (see Note 3).

The amount of $16,696 due from an affiliate as of June 30, 2006 and $9,680 as of December 31, 2005 represents interest and principal repayments due on the Promissory notes from NB Finance.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(unaudited)
(in thousands of U.S. dollars)

5)    Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and six-month periods ended June 30, 2006 and June 30, 2005, fees of $25 ($25 in 2005) and $50 ($50 in 2005) were charged to the Company.

Servicing agreement
The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended June 30, 2006 and June 30, 2005, the average outstanding balance of the collateralized mortgage loans were $524,851 and $537,316 respectively. During the three-month and six-month periods ended June 30, 2006 and June 30, 2005, fees of $381 ($363 in 2005) and $777 ($751 in 2005) respectively, were charged to the Company.

Custodial agreement
The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and six-month periods ended June 30, 2006 and June 30, 2005, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents
The Company received interest on cash and cash equivalents held with National Bank of Canada for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 in the amounts of $491 ($270 in 2005) and $929 ($496 in 2005) respectively.

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

6) Stockholders' equity (continued)

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

ITEM 1(b).  NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of NB Capital Corporation states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada. Below is the summarized financial information for the National Bank of Canada for the second quarter of its 2006 fiscal year which ended April 30, 2006.

Highlights

(unaudited)	Quarter ended April 30			Six months ended April 30
	2006	2005	% Change	2006	2005		% Change
Operating results
(millions of Canadian dollars)
Total revenues	$949	$900	5	$1,928	$1,883		2
Net income	214	202	6	431	441		(2)
Return on common shareholders' equity
	20.4%	19.9%		20.2%	21.8%
Per common share
Earnings - basic	$1.29	$1.17	10	$2.57	$2.56		-
Earnings - diluted	$1.26	$1.15	10	$2.52	$2.52		-
Dividends paid	0.48	0.42	14	0.96	0.84		14
Book value				25.77	24.19		7
Stock trading range
High	65.60	55.24		65.60	55.24
Low	61.35	48.72		58.35	46.39
Close	62.34	52.41		62.34	52.41

Financial position				April 30	October 31
(millions of Canadian dollars)				2006	2005

Cash resources and securities				53,752	50,389		7
Loans and acceptances				51,099	50,360		1
Other assets				6,332	6,849		(8)
Total assets				$111,183	$107,598		3

Deposits				70,118	61,977		13
Other liabilities				34,377	39,435		(13)

Subordinated debentures				1,599	1,102		45
Non-controlling interest				517	487		6

Preferred shares				400	400		-
Common shares				1,558	1,565		(0)
Retained earnings				2,614	2,632		(1)
Total liabilities and shareholder's equity				$111,183	$107,598		3

Capital ratios - BIS
Tier 1				9,1%	9.6%
Total				12,2%	12.8	%(1)

Impaired loans, net of specific and general allowances				(197)	(191)
as a % of loans and acceptances				(0.4)%	(0.4)%

Assets under administration/management				228,946	221,132

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the second quarter ended June 30, 2006, compared to the same periods in 2005. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month and six-month periods ended June 30, 2006 and June 30, 2005, the Company reported net income of $7,939 ($8,499 in 2005) and $16,051 ($16,899 in 2005) respectively. Revenues, which were comprised mostly of interest income, were $8,419 ($8,979 in 2005) and $17,001 ($17,867 in 2005) respectively, and expenses were $480 ($480 in 2005) and $950 ($968 in 2005) respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ninety-four percent of revenues for the three-month period ended June 30, 2006 and ninety-seven percent of revenues for the three-month period ended June 30, 2005 were derived from the Mortgage Assets issued by NB Finance. Ninety-five percent of revenues for the six-month period ended June 30, 2006 and ninety-seven percent of revenues for the six-month period ended June 30, 2005 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 61 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The three percent decrease in the three-month period ended June 30,2006 and the two percent decrease in the six-month period ended June 30, 2006 is mainly due to the inclusion of shorter term Mortgage Loans in all new purchases which results in lower interest rates. The balance of the revenues results from interest on cash equivalents. These revenues are higher in 2006 than 2005 due to an increase in the interest rate on term deposits held in NY (ranging from 4.25% to 4.50% in the second quarter of 2006 versus 2.25% to 2.50% in the second quarter of 2005). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 totaled $480 (480$ in 2005) and $950 ($968 in 2005), respectively, of which $406 ($388 in 2005) and $827 ($801 in 2005), respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $74 ($92 in 2005) and $123 ($167 in 2005) for the three-month and six-month periods ended June 30, 2006 and 2005, respectively.  The decrease in these expenses was due to a reduction in legal fees.

During the three-month and six-month periods ended June 30, 2006 and June 30, 2005, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,269 ($6,268 in 2005) and $12,539 ($12,536 in 2005), on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on June 30, 2006 and 2005.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of June 30, 2006, $396,962 Mortgage Assets issued by NB Finance were collateralized by C$638,856 ($496,203) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of June 30, 2006, the Company had cash and cash equivalents of $69,337 representing 14.36% of total assets, compared to $59,901 representing 12.49% of total assets, as of December 31, 2005. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets.

While this continues to be the Company’s investment policy, the Company maintains flexibility in this regard. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

The Company’s primary business is to invest in promissory notes issued by NB Finance and then receive repayments of capital and interest on a monthly basis. For the six-month periods ended June 30, 2006 and June 30, 2005, the Company invested $82,898 ($73,038 in 2005) into promissory notes and received $95,915 ($82,638 in 2005) in repayments of capital.

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

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. The Company is not currently involved in nor, to the Company's knowledge, currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 6.     EXHIBITS

Exhibit No.             Description

10.46	Mortgage Loan Assignment Agreement (2006 February Series 1 Loan) dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada

10.47	Mortgage Loan Assignment Agreement (2006 February Series 2 Loan) dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada

10.48	Mortgage Loan Assignment Agreement (2006 February Series 3 Loan) dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada

10.49	Mortgage Loan Assignment Agreement (2006 February Series 4 Loan) dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada

10.50	Mortgage Loan Assignment Agreement (2006 February Series 5 Loan) dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada

10.51	Mortgage Loan Assignment Agreement (2006 February Series 6 Loan) dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada

10.52	Promissory Note representing $27,922,152.04 dated as of March 14, 2006 executed by NB Finance, Ltd. in favor of NB Capital Corporation

10.53	Promissory Note representing $7,923,538.76 dated as of March 14, 2006 executed by NB Finance, Ltd. in favor of NB Capital Corporation

10.54	Promissory Note representing $13,785,881.20 dated as of March 14, 2006 executed by NB Finance, Ltd. in favor of NB Capital Corporation

10.55	Promissory Note representing $7,080,309.99 dated as of March 14, 2006 executed by NB Finance, Ltd. in favor of NB Capital Corporation

10.56	Promissory Note representing $9,621,169.92 dated as of March 14, 2006 executed by NB Finance, Ltd. in favor of NB Capital Corporation

10.57	Promissory Note representing $16,565,147.29 dated as of March 14, 2006 executed by NB Finance, Ltd. in favor of NB Capital Corporation

11	Computation of Earnings Per Share

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date: July 26, 2006	/s/ Donna Goral
Donna Goral
Chairman of the Board and President

Date: July 26, 2006	/s/ Jean Dagenais
Jean Dagenais
Chief Financial Officer