Form 10-Q
period 2006-09-30
NB CAPITAL CORP
filed 2006-11-14
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO__________

Commission file number    1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock
par value $0.01 per share	100

NB CAPITAL CORPORATION

Index

Part I. FINANCIAL INFORMATION:		Page

Item 1(a).	Financial Statements

	Balance Sheets -
	As of September 30, 2006 and December 31, 2005	1

	Statements of Income -
	For the three-month and nine-month periods ended September 30, 2006 and 2005	2

	Statements of Stockholders’ Equity -
	For the three-month and nine-month periods ended September 30, 2006 and 2005	3

	Statements of Cash Flows -
	For the nine-month periods ended September 30, 2006 and 2005	4

	Notes to the financial statements	5

Item 1(b).	National Bank of Canada Summarized Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

References to $ are to United States dollars; references to C$ are to Canadian dollars. On September 30, 2006, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.1177 = $1.00 and certain amounts stated herein reflect such exchange rate.

NB CAPITAL CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
( in thousands of US dollars )	(Unaudited)

Assets	$	$

Current
Cash and cash equivalents	41,627	59,901
Due from an affiliated company	10,573	9,680
Promissory notes - current portion	200,501	79,840
Prepaid expenses	51	32
Accrued interest on cash equivalents	17	19
	252,769	149,472

Promissory notes	231,590	330,139
	484,359	479,611

Liabilities

Current
Due to the parent company	399	402
Accounts payable	35	117
	434	519

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	7,161	2,328

	483,925	479,092

	484,359	479,611

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)
	Three-month periods ended September 30,				Nine-month periods ended September 30,
( in thousands of US dollars )	2006		2005		2006		2005
	$		$		$		$
Revenue
Interest income
Cash equivalents		697		452		1,626		948
Promissory notes		7,356		8,241		23,428		25,612
		8,053		8,693		25,054		26,560

Expenses
Servicing and advisory fees		399		411		1,226		1,212
Legal and other professional fees		64		94		187		261
		463		505		1,413		1,473

Net income		7,590		8,188		23,641		25,087

Preferred stock dividends		6,269		6,268		18,808		18,804

Income available to common stockholders		1,321		1,920		4,833		6,283

Weighted-average number of common shares outstanding		100		100		100		100

Earnings per common share - basic and diluted		13		19		48		63

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
	Three-month periods ended September 30,				Nine-month periods ended September 30,
( in thousands of US dollars )	2006		2005		2006		2005

PREFERRED STOCK	$		$		$		$
Balance, beginning and end of period		3		3		3		3

COMMON STOCK AND PAID-IN CAPITAL
Balance, beginning and end of period		476,761		476,761		476,761		476,761

RETAINED EARNINGS
Balance, beginning of period		5,840		4,918		2,328		555
Net income		7,590		8,188		23,641		25,087
Preferred stock dividends		(6,269)		(6,268)		(18,808)		(18,804)
Balance, end of period		7,161		6,838		7,161		6,838

TOTAL STOCKHOLDERS' EQUITY		483,925		483,602		483,925		483,602

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine-month periods ended September 30,
( in thousands of US dollars )	2006		2005
OPERATING ACTIVITIES
	$		$
Net income		23,641		25,087
Items not affecting cash resources
Prepaid expenses		(19)		11
Due from an affiliated company		(893)		(3,926)
Due to the parent company		(3)		(3)
Accounts payable		(82)		38
Accrued interest receivable on cash equivalents		2		23

Net cash provided by operating activities		22,646		21,230

FINANCING ACTIVITIES

Dividends		(18,808)		(18,804)
Net cash used in financing activities		(18,808)		(18,804)

INVESTING ACTIVITIES

Investment in promissory notes		(174,604)		(170,775)
Repayments of promissory notes		152,492		126,673
Net cash provided by investing activities		(22,112)		(44,102)

Cash and cash equivalents, beginning of period		59,901		58,327
Cash and cash equivalents, end of period		41,627		16,651

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006
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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and nine-month periods ended September 30, 2006 and 2005 are computed based on the number of common shares outstanding during the period.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006
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

Interest on Promissory notes and cash equivalent

Interest income on the Promissory notes and cash equivalents is accrued using the simple interest method based on the average amount of principal outstanding. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

3) Promissory notes

The Company entered into loan agreements evidenced by Promissory notes with NB Finance, an affiliated company. The Promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The Promissory notes have maturities ranging from October 2006 to January 2015, at rates ranging from 5.00% to 10.15%, with a weighted average rate of approximately 7.00% per annum.

The fair value of the Promissory notes as at September 30, 2006 is $436,280. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2005	$409,979
Acquisitions	174,604
Principal repayments	(152,492)
Promissory notes as of September 30, 2006	$432,091

The scheduled principal repayments on a year end basis as of September 30, 2006 are as follows:

2006	$34,004	2011	$52,386
2007	$193,101	2012	$29,692
2008	$42,593	2013	$7,019
2009	$29,350	2014	$3,987
2010	$31,370	2015	$8,589

4) Transactions with an affiliated company

During the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, the Company earned interest from NB Finance on the Promissory notes in the amount of $7,356 ($8,241 in 2005) and $23,428 ($25,612 in 2005). (see Note 3).

The amount of $10,573 due from an affiliate as of September 30, 2006 and $9,680 as of December 31, 2005 represents interest and principal repayments due on the Promissory notes from NB Finance.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006
(unaudited)
(in thousands of U.S. dollars)

5) Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, fees of $25 ($25 in 2005) and $75 ($75 in 2005) were charged to the Company.

Servicing agreement
The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the nine-month periods ended September 30, 2006 and September 30, 2005, the average outstanding balance of the collateralized mortgage loans were $537,128 and $539,988 respectively. During the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, fees of $374 ($386 in 2005) and $1,151 ($1,137 in 2005) respectively, were charged to the Company.

Custodial agreement
The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents
The Company received interest on cash and cash equivalents held with National Bank of Canada for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 in the amounts of $697 ($452 in 2005) and $1,626 ($948 in 2005) respectively.

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

ITEM 1(b).  NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of NB Capital Corporation states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-cumulative First Preferred Share, Series Z, of National Bank of Canada. Below is the summarized financial information for the National Bank of Canada for the third quarter of its 2006 fiscal year which ended July 31, 2006.

Highlights

(unaudited)	Quarter ended July 31			Nine months ended July 31
			%				%
	2006	2005	Change	2006	2005		Change
Operating results
(millions of Canadian dollars)
Total revenues	$933	$889	5	$2,861	$2,772		3
Net income	220	207	6	651	648		—
Return on common shareholders' equity
	20.2%	19.6%		20.2%	21.1%
Per common share
Earnings - basic	$1.32	$1.20	10	$3.89	$3.76		3
Earnings - diluted	$1.30	$1.18	10	$3.83	$3.70		4
Dividends declared	0.50	0.44	14	1.46	1.28		14
Book value				26.57	24.70		8
Stock trading range
High	62.69	58.21		65.60	58.21
Low	56.14	51.60		56.14	46.39
Close	58.55	57.30		58.55	57.30

Financial position				July 31	October 31
(millions of Canadian dollars)				2006	2005

Cash resources and securities				50,660	50,389		1
Loans and acceptances				51,943	50,360		3
Other assets				6,042	6,849		(12)
Total assets				$108,645	$107,598		1

Deposits				68,094	61,977		10
Other liabilities				33,728	39,435		(14)

Subordinated debentures				1,599	1,102		45
Non-controlling interest				522	487		7

Preferred shares				400	400		—
Common shares				1,563	1,565		—
Retained earnings				2,739	2,632		4
Total liabilities and shareholder's equity				$108,645	$107,598		1

Capital ratios - BIS
Tier 1				9.4%	9.6%
Total				12.4%	12.8%	(1)

Impaired loans, net of specific and general allowances				(210)	(191)
as a % of loans and acceptances				(0.4)%	(0.4)%

Assets under administration/management				227,699	221,132

(1) Taking into account the issuance of $500 million of subordinated debentures on November 2, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the third quarter ended September 30, 2006, compared to the same periods in 2005. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, the Company reported net income of $7,590 ($8,188 in 2005) and $23,641 ($25,087 in 2005) respectively. Revenues, which were comprised mostly of interest income, were $8,053 ($8,693 in 2005) and $25,054 ($26,560 in 2005) respectively, and expenses were $463 ($505 in 2005) and $1,413 ($1,473 in 2005) respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ninety-one percent of revenues for the three-month period ended September 30, 2006 and ninety-five percent of revenues for the three-month period ended September 30, 2005 were derived from the Mortgage Assets issued by NB Finance. Ninety-four percent of revenues for the nine-month period ended September 30, 2006 and ninety-six percent of revenues for the nine-month period ended September 30, 2005 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 56 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. With respect to the revenues derived from the Mortgage Assets, the four percent decrease in the three-month period ended September 30, 2006 and the two percent decrease in the nine-month period ended September 30, 2006 is mainly due to the inclusion of shorter term Mortgage Loans in all new purchases which results in lower interest rates. The balance of the revenues results from interest on cash equivalents. These revenues derived from the interest on cash equivalents are higher in 2006 than 2005 due to an increase in the interest rate on term deposits held in NY (ranging from 4.50% to 4.75% in the third quarter of 2006 versus 2.50% to 3.00% in the third quarter of 2005). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 totaled $463 ($505 in 2005) and $1,413 ($1,473 in 2005), respectively, of which $399 ($411 in 2005) and $1,226 ($1,212 in 2005), respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $64 ($94 in 2005) and $187 ($261 in 2005) for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively.  The decrease in these expenses was due to a reduction in legal fees and external auditor fees relating to Sarbanes-Oxley Act.

During the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,269 ($6,268 in 2005) and $18,808 ($18,804 in 2005), on its Adjustable Rate Cumulative Senior Preferred Shares (the “Senior Preferred Shares”) and 8.35% Non-cumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) and, accordingly, the Depository Shares. Such dividends were paid on September 29, 2006 and September 30, 2005.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of September 30, 2006, $432,091 Mortgage Assets issued by NB Finance were collateralized by C$676,505 ($540,114) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of September 30, 2006, the Company had cash and cash equivalents of $41,627 representing 8.59% of total assets, compared to $59,901 representing 12.49% of total assets, as of December 31, 2005. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets.

While this continues to be the Company’s investment policy, the Company maintains flexibility in this regard. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

The Company’s primary business is to invest in promissory notes issued by NB Finance and then receive repayments of capital and interest on a monthly basis. For the nine-month periods ended September 30, 2006 and September 30, 2005, the Company invested $174,604 ($170,775 in 2005) into promissory notes and received $152,492 ($126,673 in 2005) in repayments of capital.

The Company’s principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay legal and professional fees and expenses of advisors, if any.

Disclosure of Contractual Obligations

The Company does not have any contractual obligations (current or long-term), other than servicing and advisory fees paid to the Bank pursuant to the Servicing Agreement and Advisory Agreement. There are no imposed obligations on the Company to continue to use the services provided by the Bank under these agreements.

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

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. The Company is not currently involved in nor, to the Company's knowledge, currently threatened with any material litigation other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 5.	OTHER INFORMATION

On November 3, 2006, the Company revised its Code of Conduct and Ethics to change the officers to whom any questions regarding the Code of Conduct and Ethics can be forwarded and any complains or concerns under the Company’s accounting, audit matters or violation of law can be submitted. The Company is attaching the revised Code of Ethics as an exhibit to this quarterly report.

ITEM 6.	EXHIBITS

Exhibit No.	Description

11	Computation of Earnings Per Share**

14	Code of Ethics (as revised)**

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

**	As filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date: November 10, 2006	By:	/s/ Donna Goral
Donna Goral Chairman of the Board and President

Date: November 10, 2006	By:	/s/ Jean Dagenais
Jean Dagenais Chief Financial Officer