Form 10-K
period 2006-12-31
NB CAPITAL CORP
filed 2007-04-02
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55TH Street, 31st Floor
New York, New York	10022
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 632-8697

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Depository Shares, each representing a one-fortieth interest in 8.35% Noncumulative Exchangeable Preferred Stock, Series A, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: 8.35% Noncumulative Exchangeable Preferred Stock, Series A, par value $ .01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006 and March 30, 2007, 100 shares of the Registrant’s Common Stock, par value $.01, were outstanding, and were all owned by National Bank of Canada. There is no market for the Registrant’s Common Stock.

Documents Incorporated by reference: None

FORWARD-LOOKING STATEMENTS

From time to time, NB Capital Corporation (the "Company") makes written and oral forward-looking statements, included in this annual report on Form 10-K for filing with the U.S. Securities and Exchange Commission, in reports to shareholders, in press releases and in other communications. All such statements are made pursuant to the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the economy, market changes, the achievement of strategic objectives, certain risks as well as statements with respect to our beliefs, plans, expectations, anticipations, estimates and intentions. These forward-looking statements are typically identified by the words “may,” “could,” “should,” “would,” “suspect,” “outlook,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and words and expressions of similar import.

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

EXCHANGE RATE

References to “$” are to United States dollars; references to “C$” are to Canadian dollars. As of December 31, 2006, the Canadian dollar exchange rate was C$1.1654 = $1.00 and certain amounts stated herein reflect such exchange rate. The exchange rate was obtained from the Bank of Canada.

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

The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of 53 "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the Canada Mortgage and Housing Corporation insured residential first mortgage loans ("Mortgage Loans"). Hypothecation loans are loans secured by the pledge of mortgages as security therefor. The Mortgage Loans consist of 53 pools of, at December 31, 2006, an aggregate 10,036 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

The Bank administers the day-to-day operations of the Company pursuant to an Advisory Agreement, between the Bank and the Company (the "Advisory Agreement"). The Bank also services the Mortgage Loans pursuant to a Servicing Agreement, between the Bank and NB Finance (the "Servicing Agreement"). Pursuant to an Assignment Agreement, NB Finance has assigned to the Company all of its right, title and interest in the Servicing Agreement. Such contractual arrangements are further described elsewhere in this report on Form 10-K, including without limitation the sections under the captions of “Advisory Agreement” and “Servicing Agreement” in Item 1 of this report.

In order to preserve the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), substantially all of the assets of the Company consist of the Mortgage Assets issued by NB Finance and other real estate assets that are of the type set forth in Section 856(c)(6)(B) of the Code.

For information regarding the Company's revenues and operating profits, see the Company's financial statements, beginning on page F-1 of this report.

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

The Automatic Exchange shall occur as of 8:00 a.m. Eastern Time on the date for such exchange set forth in the requirements of the Superintendent or, if such date is not set forth in such requirements as of 8:00 a.m. on the earliest possible date such exchange could occur consistent with such requirements (the "Time of Exchange"), as evidenced by the issuance by the Bank of a press release prior to such time. As of the Time of Exchange, all of the Series A Preferred Shares will be deemed cancelled without any further action by the Company, all rights of the holders of the Series A Preferred Shares as stockholders of the Company will cease, and such persons will thereupon and thereafter be deemed to be holders of Bank Preferred Shares for all purposes. The Company will mail notice of the occurrence of an Exchange Event to each holder of the Series A Preferred Shares within 30 days of such event, and the Bank will deliver to each such holder certificates for the Bank Preferred Shares upon surrender of such holder’s certificates for the Series A Preferred Shares. The Company’s charter provides that, immediately after the delivery of such notice, the existence of the Company shall terminate and the Company will be liquidated and its affairs wound up in accordance with the procedures of the Maryland General Corporation Law relating to forfeiture of the charter of a corporation and expiration of corporate existence. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing the Series A Preferred Shares shall be deemed for all purposes to represent the Bank Preferred Shares. Once an Exchange Event occurs, no action will be required to be taken by holders of the Series A Preferred Shares, by the Bank or by the Company in order to effect an automatic exchange as of the Time of Exchange.

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

Upon the occurrence of an Exchange Event, the Bank Preferred Shares to be issued as part of an automatic exchange would constitute a newly issued series of First Preferred Shares of the Bank and would constitute 100% of the issued and outstanding Bank Preferred Shares. The Bank Preferred Shares would have the same liquidation preference and be subject to redemption on the same terms as the Series A Preferred Shares (except that there would be no redemption for certain tax-related events). Any accrued and unpaid dividends on the Series A Preferred Shares as of the Time of Exchange would be accounted for as accrued and unpaid dividends on the Bank Preferred Shares. The Bank Preferred Shares would rank pari passu, in terms of dividend payments and liquidation preference, with, or senior to, any outstanding First Preferred Shares of the Bank. The Bank Preferred Shares would not entitle the holders to vote except in certain circumstances. Dividends on the Bank Preferred Shares would be non-cumulative and payable at the rate of 8.45% per annum of the liquidation preference, if, when and as declared by the Board of Directors of the Bank. The Bank does not intend to apply for listing of the Bank Preferred Shares on any national securities exchange. Absent the occurrence of an Exchange Event, however, the Bank will not issue any Bank Preferred Shares, although the Bank will be able to issue First Preferred Shares in series other than that of the Bank Preferred Shares. There can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained.

Holders of the Series A Preferred Shares cannot exchange the Series A Preferred Shares for the Bank Preferred Shares voluntarily. In addition, absent the occurrence of an automatic exchange, holders of the Series A Preferred Shares will have no dividend, voting, liquidation preference or other rights with respect to the Bank or any security of the Bank.

Advisory Agreement

The Company entered into the Advisory Agreement with the Bank, under which the Bank is responsible for, among other things, (i) administering the day-to-day operations and affairs of the Company, (ii) monitoring the credit quality of Mortgage Assets held by the Company, (iii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of, Mortgage Assets held by the Company, (iv) holding documents relating to the Company’s Mortgage Assets as custodian, and (v) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT. As long as any Series A Preferred Shares and, accordingly, any Depository Shares remain outstanding, the Company may not renew, terminate, or modify the Advisory Agreement without the approval of a majority of the Board of Directors of the Company (the "Board of Directors") as well as of a majority of the independent directors of the Company, which are defined under the Advisory Agreement to mean those directors who are not current officers or employees of the Company or current directors, employees or officers of the Bank or any affiliate of the Bank (the "Independent Directors"). The Bank may, with the approval of a majority of the Board of Directors as well as a majority of the Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to one or more related or unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from any of its obligations under the Advisory Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Advisory Agreement.

The Advisory Agreement was entered into on September 3, 1997 for an initial term of one year, and has been renewed every year for additional one-year periods. The last renewal was dated March 21, 2006 and its expiration date is March 21, 2007. The next renewal is expected to occur before March 21, 2007. The Company may terminate the Advisory Agreement at any time upon 60 days’ prior written notice. As long as any of the Series A Preferred Shares or Depository Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank received an advisory fee equal to $100,000 for fiscal year 2006, and subject to renewal of the Advisory Agreement under the same terms, will be entitled to receive the same amount for fiscal year 2007, payable in equal quarterly instalments for the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depository Shares.

Servicing Agreement

The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances (in US$) of the loans serviced.

The Servicing Agreement, dated as of September 3, 1997, had an initial term of one year, and has been renewed every year for additional one-year periods. The last renewal was made on May 5, 2006 for a one-year period ending on June 28, 2007. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

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

The Company may terminate the Servicing Agreement upon the occurrence of one or more events specified in the Servicing Agreement. Such events relate generally to the Bank's proper and timely performance of its duties and obligations under the Servicing Agreement. In addition, the Company may also terminate the Servicing Agreement without cause upon 60 days' notice and payment of a termination fee.  The termination fee will be equal to the product of 0.0002% of the then current aggregate unpaid principal balance of the related Mortgage Loans and the number of months remaining until the first anniversary of the Servicing Agreement, provided however, that the successor servicer is not an affiliate of the Bank.

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

Investment Policy

The Company’s principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest around 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2006, Mortgage Assets issued by NB Finance comprised 79.34% of the Company’s portfolio. An investment in Mortgage Assets issued by NB Finance was made on February 22, 2007.

The Company expects to continue to follow the foregoing investment policy approved by the Board of Directors on December 6, 2000. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders. All investments will be made primarily for income.

Description of the Mortgage Assets

The Mortgage Assets issued by NB Finance are comprised of 53 hypothecation loans issued by NB Finance to the Company. As of December 31, 2006, the principal amount of the Mortgage Assets was approximately $381 million. Each of the 53 hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2006, the Mortgage Loans were comprised of, in the aggregate, 10,036 Mortgage Loans in an aggregate amount of approximately C$597 million ($512 million). The value of each pool of Mortgage Loans comprising the Mortgage Assets exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are over collateralized by the Mortgage Loans. The aggregate amount of such over collateralization is, as of December 31, 2006, $131 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick. Since the Mortgage Loans are insured, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from January 2007 to January 2015. The Mortgage Assets pay interest at rates ranging from 5.00% to 10.15%, with a weighted-average rate of approximately 7.03% per annum.

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

Employees

Under the Advisory Agreement, the Bank administers the day-to-day operations and affairs of the Company and bears employment expenses, including salaries, wages, payroll taxes and costs of employee benefit plans, of its personnel providing such day-to-day services to the Company. Currently the Company has ten employees, all of whom receive compensation solely from the Bank pursuant to the Advisory Agreement. The Company does not anticipate that it will require any additional employees because the Company retains the Bank to perform certain functions pursuant to the Advisory Agreement. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and of any of the Bank's affiliates.

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

As of October 31, 2006, the Bank held more than C$15.2 billion of residential mortgage assets. Slightly more than 77.5% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). According to the Bank’s economics and strategy department, the market share of the Bank for such mortgages in Quebec is approximately 14.69% compared with a significantly greater market share for Caisses Populaires Desjardins.

ITEM 1A. RISK FACTORS

In order to maintain its REIT Status, the Company must maintain certain compliance ratios. If the Company fails to respect the compliance ratios then it would risk losing its REIT status as well as having to pay a penalty. As at December 31, 2006 the Company had respected the compliance ratios.

The Company believes that there are no other significant risk factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The principal executive offices of the Company were located in the U.S. branch office of the Bank at 65 East 55th Street, New York, New York 10022 on December 31, 2006. Such office use is covered by the Advisory Agreement described in Item 1 of this report, and the Company does not pay rents separately. The Company neither owns nor leases any properties.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any material litigation. The Company is not currently involved in nor, to the Company's knowledge, is it currently threatened with any material litigation. In the event routine litigation arises in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the incorporation of the Company, the Bank has owned, and the Bank expects to continue to own, all of the issued and outstanding shares of the Common Stock of the Company. The Common Stock is the Company’s only class of common equity issued and outstanding. Accordingly, there is no established public trading market for the Company's common equity, there are no securities authorized for issuance under equity compensation plans and there were no purchases of equity securities by the Company nor affiliated purchases.

For the year ended December 31, 2005, the Company paid one dividend with respect to the Common Stock in an amount of $6,500,000. For the year ended December 31, 2006, the Company paid one dividend with respect to the Common Stock in an amount of $6,000,000.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial information. The financial information as of December 31, 2004, 2005, and 2006 and for each of the three years in the period ended December 31, 2006 have been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2002 and 2003 and for each of the two years in the period ended December 31, 2003 have been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our audited financial statements and related notes in Item 8.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Statement of Income Data:
Operating Revenues	$33,044,255	$35,342,570	$36,322,291	$37,895,366	$37,707,287
Income from Operations	$31,194,038	$33,344,602	$34,459,040	$36,103,421	$36,054,804
Income from Operations / Common Share	$311,940	$333,446	$344,590	$361,034	$360,548
Balance Sheet Data:
Total assets	$479,617,056	$479,610,581	$477,763,501	$478,884,177	$482,278,189
Total liabilities	$409,054	$518,994	$444,371	$456,663	$386,175
Stockholders’ Equity	$479,208,002	$479,091,587	$477,319,130	$478,427,514	$481,892,014
Cash Dividends Declared / Common Share	$60,000	$65,000	$105,000	$145,000	$105,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Income from operations for the year ended December 31, 2006 decreased by $2,150,564 or 6.45 % over the prior year ended December 31, 2005, which decreased by $1,114,438 or 3.23 % over the prior year ended December 31, 2004. Operating revenues for the year ended December 31, 2006, the year ended December 31, 2005 and the year ended December 31, 2004, each of which were comprised entirely of interest income, were $33,044,255, $35,342,570 and $36,322,291, respectively. The decrease in 2006 was mainly due to lower interest rates on newly acquired Mortgage Assets as well as a lower average outstanding balance of Promissory notes in 2006 of $421,443,401 compared to $430,053,653 in 2005. Because the Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

Ninety-two percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of 53 pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on bank deposits and short-term investments (i.e., commercial paper and U.S. Treasury bills).

Expenses for the year ended December 31, 2006, the year ended December 31, 2005 and the year ended December 31, 2004 totalled $1,850,217, $1,997,968 and $1,863,251, respectively. Servicing and advisory fees for the year ended December 31, 2006, the year ended December 31, 2005 and the year ended December 31, 2004 totalled $1,590,939, $1,614,444 and $1,598,279, respectively. Pursuant to the Servicing Agreement and the Advisory Agreement, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

During the year ended December 31, 2006, the Board of Directors authorized dividends of, in the aggregate, $25,077,623 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares) and a dividend of $6,000,000 on Common Stock.

Capital Resources and Liquidity

The Company’s revenues are derived primarily from interest payments on the Mortgage Assets. As of December 31, 2006, $381 million of Mortgage Assets issued by NB Finance were over-collateralized by C$597 million ($512 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

As of December 31, 2006, the Company had cash resources of $90,211,545, or 18.81% of total assets compared to $59,900,966 or 12.49% of total assets as of December 31, 2005 and $58,327,311, or 12.21% of total assets as at December 31, 2004. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 20% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company made a purchase of additional Mortgage Assets on February 22, 2007.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company has not yet determined the effect that the implementation of this standard will have on its financial position or results of operations.

On September 15, 2006, FASB issued FASB Statement No.157, Fair Value Measurements (FAS 157), which establishes a framework for measuring fair value in GAAP, and is applicable to other accounting pronouncements where fair value is considered to be the relevant measurement attribute. FAS 157 also expands disclosures about fair value measurements and will be effective for NB Capital on January 1, 2008. However, we do not believe that it will have a material impact on the Company’s financial reporting and disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are contained on pages F-1 through F-11 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Statement of Income Data:
Operating Revenues	$8,582,146	$8,418,561	$8,053,293	$7,990,255
Income from Operations	$8,112,007	$7,938,669	$7,590,538	$7,552,824
Income from Operations / Common Share	$81,120	$79,387	$75,905	$75,528

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Statement of Income Data:
Operating Revenues	$8,888,526	$8,978,728	$8,693,089	$8,782,227
Income from Operations	$8,399,897	$8,499,388	$8,187,874	$8,257,443
Income from Operations / Common Share	$83,999	$84,994	$81,879	$82,574

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth our directors and executive officers as of December 31, 2006:

Name	Age	Position and Offices Held	Director Since

Christian Dubé	50	Director and Member of the Audit Committee	2001

Donna Goral	49	Director, Chairman of the Board and President	2001

André Belzile	45	Director and Member of the Audit Committee	1999

Alain Michel	57	Director and Chairman of the Audit Committee	1997

Monique Baillergeau	48	Director and Vice President	2003

Hoda Abdelmessih	52	Director and Vice President	2004

Vincent Lima	49	Director and Vice President	2006

Jean Dagenais	48	Chief Financial Officer	N/A

James J. Hanks, Jr. (Secretary) is an officer of the Company. Vanessa Fontana (Assistant Secretary), Martin-Pierre Boulianne (Assistant Secretary), Valérie Pelletier (Assistant Secretary), Peter Greco (Compliance Officer) and Martin Ouellet (Vice-President) are the only other employees of the company. The following is a summary of the experience of the directors and officers of the Company:

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

Since September 2005, Mr. Michel has been Executive Chairman of the Board of the Cari-All Group. From 2001 until 2005, Mr. Michel was a business consultant for the Caisse de dépôt et placement du Québec, a financial institution that manages public and private pension and insurance funds. From 1994 until 2001, he was Senior Vice-President and Chief Financial Officer of Le Groupe Vidéotron Ltée. From 1992 until 1994, he was Vice-President of Finance and Treasurer of Le Groupe Vidéotron Ltée. Mr. Michel was director of Cable Satisfaction International Inc., which, in July 2003, applied for protection under the Companies' Creditors Arrangement Act (Canada). The plan of arrangement and reorganisation proposed by Cable Satisfaction International Inc. was unanimously approved at the meeting of the company's creditors held on March 16, 2004 and was sanctioned by the Quebec Superior Court on March 19, 2004.

Since May 2004, Mr. Dubé has been Vice-President and Chief Financial Officer of Cascades Inc., a leader in the manufacturing of packaging products, tissue paper and specialty fine papers. From 1998 until 2004, Mr. Dubé occupied the position of Senior Vice-President and Chief Financial Officer of Domtar Inc. From 1996 until 1998, he was Vice-President Corporate Development and Vice-President Treasurer of Domtar Inc. He currently serves on the Board of Directors for Heroux-Devtek Inc.

As of March 21, 2006, Ms. Goral was elected President and Chairman of the Board of Directors of NB Capital Corporation. She is also a director of NB Finance, Ltd. and holds the position of been Vice-President - Taxation, USA Operations for the Bank since 1992. Ms. Goral’s prior tax experience includes positions with KPMG Peat Marwick and Ernst & Whinney. She is a Certified Public Accountant (CPA) and a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs.

Ms. Abdelmessih joined the Bank in 1993 as the Treasury Manager. In 1996, Ms. Abdelmessih assumed the responsibility of Treasury Control and in 1999 was promoted to Assistant Vice President of Treasury. In 2001, the Bank decided to repatriate all treasury back office functions to Montreal and Ms. Abdelmessih was appointed as the Project Manager for New York to decommission the back office. With the sale of the loan portfolio to PNC Ms. Abdelmessih's mandate changed, she became a key person in ensuring the conversion of the loan system that would support all cross border loans administered in New York.

Ms. Baillergeau was appointed Director of NB Capital and NB Finance, Ltd. in May 2003. She has been with the Bank New York branch since February 1986. In 1998, she was assigned to manage the Operations of the London branch. In May 2003, she accepted the position of Vice President in charge of Operations and Administration in New York.

Mr. Lima was appointed Director of NB Capital in March 2006. Mr. Lima joined the Bank in December 1987, and over the years has held several positions such as Assistant Controller, Assistant Vice President/Credit Analyst - Commercial Financing Group, and Vice President - Cross Border Financing Group. He started his career in 1978 with a major international bank in the Money Transfer/Cash Management Dept., and over the years has held various positions in both operations and accounting with various international banks.

Mr. Dagenais joined the Bank in 1990 as Manager and Chief Accountant. In 1997, he was promoted to Vice-President. As such, he is responsible for the preparation of the Bank’s consolidated financial statements as well as other financial information presented to management, shareholders and regulatory authorities. He began is career in 1980 as external auditor with a major international accounting firm. From 1985 to 1990, he held various positions in accounting and financial reporting with large corporations. He studied at the University of Sherbrooke, where he obtained a Bachelor in Administration. He was admitted to the Order of Certified Management Accountants in 1982 and to the Order of Chartered Accountants in 1983.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics (as an exhibit to this Form 10-K) (the “Code of Ethics”) that applies to all of the Company’s directors and officers as well as employees. No waivers to the Code of Ethics have been granted by the Company. The Company undertakes to provide a copy of this Code of Ethics without charge, upon request. Investors may send a request for a copy of the Code of Ethics in writing to the Company’s principal executive office by certified mail with a self-addressed envelope attached to such request.

In 2006, the Company named Mr. Peter Greco the Compliance Officer of the Company in connection with the Company’s effort to keep open lines of dialogue between management and employees.

Director Independence

Mr. Belzile, Mr. Michel and Mr. Dubé are Independent Directors which are defined under the Advisory Agreement to mean those directors who are not current officers or employees of the Company or current directors, officers or employees of the Bank or any affiliate of the Bank. They comply as well to the independence definition provided by the corporate governance rules of the New York Stock Exchange.

Board Meetings and Committees

The Board of Directors met 4 times during 2006. All directors attended 75% or more meetings of the  Board and the Audit Committee of the Board on which such directors served.

In accordance to the Advisory Agreement, the Bank bears all expenses of the personnel employed by the Bank who provide the day-to-day services to the Company. Therefore, the Company does not have a compensation committee. All of the shares of the company’s common stock are owned by the Bank. The company does not have a nominating committee. The company has an Audit Committee, comprised of independent directors.

Director Compensation

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

The Company does not pay any compensation to its directors who are not Independent Directors or to its executive officers or officers. They receive their compensation and benefits solely from the Bank pursuant to the Advisory Agreement.

Audit Committee

The Audit Committee of the Company consists of the three following members: Mr. Alain Michel (Chairman of the Audit Committee), Mr. Christian Dubé and Mr. André Belzile. On May 14, 2003, and every year thereafter, the Board of Directors determined that all three of the members of the Audit Committee are Audit Committee Financial Experts and are independent of the Company and of the Bank. They comply as well to the independence definition provided by the corporate governance rules of the New York Stock Exchange. The Audit Committee has a written charter, which is filed as Exhibit 99.1.

Report of the audit committee

The audit committee has reviewed and discussed the audited financial statements of the Company with the Company’s management. The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with the independent accountant the independent accountant’s independence. Based on the review and discussions, the audit committee recommended to the board of directors of the Company that the audited financial statements be included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006.

Alain Michel (Chairman)

Christian Dubé

André Belzile

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

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2006, all reports for the Company’s executive officers and directors that were required to be filed under Section 16 of the Securities Exchange Act of 1934 were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

The services of executive officers of the Company are provided pursuant to the Advisory Agreement between the Bank and the Company (see "Item 1: Business - Advisory Agreement").  The advisory fee paid by the Company to the Bank in 2006 was $100,000.    Accordingly, no executive officer of the Company was paid more than $100,000 of compensation for the fiscal year ended December 31, 2006 that would be attributable to services performed for the Company.

Summary Compensation Table (1)

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings	All Other Compen- sation	Total

Donna Goral, Chairman of the Board and President	2006	$2,362	$661	-	-	-	$483	$374	$3,880

Jean Dagenais, Chief Financial Officer	2006	C$1,594	C$860	C$15	C$531	-	C$800	C$133	C$3,933

Serge Lacroix, former Chairman of the Board and President (2)	2006	$375	$900	-	-	-	$30	$25	$1,330

(1)	This table represents the compensation paid by the Bank to Ms. Goral, Mr. Dagenais and Mr. Lacroix for all services rendered in all capacities to the Company.
(2)	Mr. Lacroix, former Chairman of the Board and President, resigned effective February 1, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Alain Michel	18,500	-	-	-	-	-	18,500
Christian Dubé	17,500	-	-	-	-	-	17,500
André Belzile	17,500	-	-	-	-	-	17,500

(1) Please see “Item 10 - Director Compensation” for additional information on director compensation. As for the other directors, Ms. Baillergeau, Ms. Abdelmessih, Ms. Goral and Mr. Lima, they do not receive additional compensation for services provided as a director.

In accordance to the Advisory Agreement, the Bank bears all expenses of the personnel employed by the Bank who provide the day-to-day services to the Company. Therefore, the Company does not have a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2006, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank’s address is National Bank Tower, 600 de La Gauchetière West, Montreal, Quebec, H3B 4L2, Canada. No officer or director beneficially owns more than five percent of any class of the Company's securities.

The Company does not maintain any equity compensation plans for its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business-Advisory Agreement." The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business-Servicing Agreement."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP’s aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2006 fiscal year and the review of the quarterly financial statements for the 2006 fiscal year were $44,000 (compared to $41,000 for 2005). The engagement of Deloitte & Touche LLP for the 2006 fiscal year and the scope of audit, audit-related and tax services were pre-approved by our Audit Committee.

Audit-Related Fees

Deloitte & Touche LLP’s aggregate fees billed for audit-related professional services (special report on procedures performed on the mortgage loans) for the 2006 fiscal year were $6,000 (compared to $5,600 for 2005).

Deloitte & Touche LLP’s aggregate fees billed for work related to Sarbanes Oxley readiness assessment was $0 (compared to $5,000 for 2005).

Tax Fees

Deloitte & Touche LLP’s aggregate fees for all tax related services for the 2006 fiscal year were $40,000 for tax compliance and consulting services (compared to $35,000 for 2005).

The Company’s Audit Committee pre-approves the services - both permitted audit services and permitted non-audit services - of the external auditor before the external auditor is engaged by the Company to render such permitted audit services or permitted non-audit services. The Audit Committee evidences its pre-approval by resolution of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b)	During the quarter ended December 31, 2006, the Company did not file any Current Reports on Form 8-K.
(c)
Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada. National Bank Non-Cumulative First Preferred Share, Series Z, of National Bank of Canada. National Bank of Canada is the parent company of NB Capital Corporation and the holder of 100% of the common shares of NB Capital Corporation. In light of this exchangeable feature, the audited consolidated financial statements for the National Bank of Canada for the years ended October 31, 2006 and October 31, 2005, as well as Independent Auditors' Report, are filed as part of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2007.

NB CAPITAL CORPORATION

By:	/s/Donna Goral
Donna Goral
Chairman of the Board and President
(Principal Executive Officer)

By:	/s/Jean Dagenais
Jean Dagenais
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2007.

By: /s/ Donna Goral	By:	/s/Alain Michel
Donna Goral		Alain Michel
Director		Director

By: /s/ Hoda Abdelmessih	By:	/s/André Belzile
Hoda Abdelmessih		André Belzile
Director		Director

By:	/s/Christian Dubé
Christian Dubé
Director

By:	/s/Monique Baillergeau
Monique Baillergeau
Director

By:	/s/Vincent Lima
Vincent Lima
Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation and Articles of Amendment and Restatement and Articles Supplementary of NB Capital Corporation*

3.2	Bylaws of NB Capital Corporation*

4.1	Registration Rights Agreement dated as of September 3, 1997 by and among NB Capital Corporation, National Bank of Canada and Merrill Lynch, Pierce, Fenner & Smith Incorporated*

10.1	Advisory Agreement dated March 21, 2006 between National Bank of Canada and NB Capital Corporation**

10.2	Servicing Agreement dated June 28, 2006 between National Bank of Canada and NB Finance, Ltd.**

10.3	Loan Agreement dated as of September 3, 1997 between NB Finance, Ltd. and NB Capital Corporation*

10.4	Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.5	Deed of Sale of Mortgage Loans dated September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.6	Mortgage Loan Assignment Agreement dated September 3, 1997 among National Bank of Canada, NB Capital Corporation and NB Finance, Ltd.*

10.7	Promissory Notes representing the 16 hypothecation loans executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.8	Deposit Agreement among NB Capital Corporation, National Bank of Canada and The Bank of Nova Scotia Trust Company of New York, including Form of Depository Receipt*

10.9	First Supplemental Servicing Agreement dated December 4, 1998 between National Bank of Canada and NB Capital Corporation*

10.10	Loan Agreement dated as of December 4, 1998 between NB Finance, Ltd. and NB Capital Corporation*

10.11	Custodial Agreement dated as of December 4, 1998 between NB Capital Corporation and National Bank of Canada*

10.12	Amended and Restated Servicing Agreement dated June 28, 2001 between National Bank of Canada and NB Capital Corporation.*

10.13	Deed of Sale of Mortgage Loans dated December 4, 1998 between National Bank of Canada and NB Finance, Ltd.*

10.14(i)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.14(ii)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.15(i)	Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.15(ii)	Promissory Note representing $29,880,126.51 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.16	Mortgage Loan Assignment Agreement dated as of September 7, 1999 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.17	Promissory Note representing $85,989,203.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*.

10.18	Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.19	Promissory Note representing $98,836,341.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.20	Mortgage Loan Assignment Agreement dated as of September 28, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.21	Promissory Note representing $67,323,437.74 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.22	Mortgage Loan Assignment Agreement dated as of January 30, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.23	Promissory Note representing $107,179,964.89 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.24	Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.25	Promissory Note representing $121,357,226.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.26	Mortgage Loan Assignment Agreement dated as of September 24, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.27	Promissory Note representing $55,963,732.07 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.28	Mortgage Loan Assignment Agreement dated as of January 29, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.29	Promissory Note representing $71,866,079.87 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.30	Mortgage Loan Assignment Agreement dated as of June 20, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.31	Promissory Note representing $64,221,362.98 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.32	Mortgage Loan Assignment Agreement dated as of December 16, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.33	Promissory Note representing $52,054,168.88 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.34	Mortgage Loan Assignment Agreement dated as of May 27, 2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.35	Promissory Note representing $70,420,135.45 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.36	Mortgage Loan Assignment Agreement dated as of October 21,2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.37	Promissory Note representing $106,552,720.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.38	Mortgage Loan Assignment Agreement dated as of April 28, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.39	Promissory Note representing $76,053,456.93 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.40	Mortgage Loan Assignment Agreement dated as of August 26, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.41	Promissory Note representing $94,559,444.49 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.42	Mortgage Loan Assignment Agreement dated as of February 24, 2005 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.43	Promissory Note representing $73,037,930.00 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.44	Mortgage Loan Assignment Agreement dated as of August 29, 2005 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.45	Promissory Note representing $97,736,747.47 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.46	Mortgage Loan Assignment Agreements dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.47	Promissory Notes representing a total of $82,898,199.20 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

10.48	Mortgage Loan Assignment Agreements dated as of August 17, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.49	Promissory Notes representing a total of $91,705,784.05 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

14	NB Capital Code of Ethics**

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

99.1	Audit Committee Charter

*	As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).
**	As filed herewith.

NB CAPITAL CORPORATION Financial statements as of December 31, 2006, 2005 and 2004, and Report of Independent Registered Chartered Accountants

NB CAPITAL CORPORATION

Deloitte & Touche LLP 1 Place Ville Marie Suite 3000 Montreal QC H3B 4T9 Canada Tel: 514-393-7118 Fax: 514-390-4112 www.deloitte.ca

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of
NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation (the “Company”) as of December 31, 2006 and 2005 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Montreal, Canada

February 21, 2007

NB CAPITAL CORPORATION
Balance sheets
as of December 31 2006 and 2005
(in U.S. dollars)

		2006	2005
		$	$
Assets
Current Assets
Cash and cash equivalents		90,211,545	59,900,966
Due from an affiliated company		8,800,848	9,680,137
Promissory notes - current portion (Note 3)		186,717,983	79,840,304
Prepaid expenses		34,429	31,800
Accrued interest on cash equivalents		47,553	18,691
Total Current Assets		285,812,358	149,471,898

Promissory notes (Note 3)		193,804,698	330,138,683
Total assets		479,617,056	479,610,581

Liabilities
Current Liabilities
Due to the parent company		364,964	402,482
Accounts payable		44,090	116,512
Total liabilities		409,054	518,994

Stockholders’ equity
Preferred stock, $0.01 par value per share;
10,000,000	shares authorized,
300,000	Series A shares issued and paid	3,000	3,000
110	Senior preferred shares issued and paid	1	1
Common stock, $0.01 par value per share;
1,000	shares authorized,
100	shares issued and paid	1	1
Additional paid-in capital		476,761,014	476,761,014
Retained earnings		2,443,986	2,327,571
Total stockholders’ equity		479,208,002	479,091,587
Total liabilities and stockholders’ equity		479,617,056	479,610,581

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of income
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

	2006	2005	2004
	$	$	$

Revenue
Interest income
Short-term investments	2,494,790	1,346,146	441,053
Promissory notes	30,546,845	33,995,506	35,879,238
Bank interest	2,620	918	2,000
	33,044,255	35,342,570	36,322,291

Expenses
Legal	49,107	127,883	62,265
Other professional fees	210,171	255,641	202,707
Servicing fees	1,490,939	1,514,444	1,498,279
Advisory fees	100,000	100,000	100,000
	1,850,217	1,997,968	1,863,251

Net income	31,194,038	33,344,602	34,459,040

Preferred stock dividends	25,077,623	25,072,145	25,067,424
Income available to common stockholders	6,116,415	8,272,457	9,391,616

Weighted average number of common
shares outstanding	100	100	100

Earnings per common share - basic and diluted	61,164	82,725	93,916

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of stockholders’ equity
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

	Series A	Senior		Additional
	Preferred	Preferred	Common	Paid-in	Retained
	Stock	Stock	Stock	Capital	Earnings	Total
	$	$	$	$	$	$

Stockholders’ equity as of
December 31, 2003	3,000	1	1	476,761,014	1,663,498	478,427,514

Net income	-	-	-	-	34,459,040	34,459,040
Dividends on senior preferred stock and
Series A preferred stock	-	-	-	-	(25,067,424)	(25,067,424)
Dividend on common stock	-	-	-	-	(10,500,000)	(10,500,000)
Stockholders’ equity as of
December 31, 2004	3,000	1	1	476,761,014	555,114	477,319,130

Net income	-	-	-	-	33,344,602	33,344,602
Dividends on senior preferred stock and
Series A preferred stock	-	-	-	-	(25,072,145)	(25,072,145)
Dividend on common stock	-	-	-	-	(6,500,000)	(6,500,000)
Stockholders’ equity as of
December 31, 2005	3,000	1	1	476,761,014	2,327,571	479,091,587

Net income	-	-	-	-	31,194,038	31,194,038
Dividends on senior preferred stock and
Series A preferred stock	-	-	-	-	(25,077,623)	(25,077,623)
Dividend on common stock	-	-	-	-	(6,000,000)	(6,000,000)
Stockholders’ equity as of
December 31, 2006	3,000	1	1	476,761,014	2,443,986	479,208,002

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Statements of cash flows
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

	2006	2005	2004
	$	$	$

Operating activities
Net income	31,194,038	33,344,602	34,459,040
Adjustment to reconcile net income to
net cash provided by operating activities
Due from an affiliated company	879,289	(205,777)	1,637,556
Prepaid expenses	(2,629)	(1,280)	(2,520)
Accrued interest on cash equivalents	(28,862)	6,808	(20,265)
Due to the parent company	(37,518)	(11,602)	(870)
Accounts payable	(72,422)	86,225	(11,422)
Net cash provided by operating activities	31,931,896	33,218,976	36,061,519

Investing activities
Investment in promissory notes	(174,603,983)	(170,774,678)	(170,612,901)
Repayments of promissory notes	204,060,289	170,701,502	209,040,546
Net cash provided by (used in)
investing activities	29,456,306	(73,176)	38,427,645

Financing activities
Dividends	(31,077,623)	(31,572,145)	(35,567,424)
Net cash used in financing activities	(31,077,623)	(31,572,145)	(35,567,424)

Cash and cash equivalents, beginning of year	59,900,966	58,327,311	19,405,571
Cash and cash equivalents,
end of year	90,211,545	59,900,966	58,327,311

See accompanying notes to financial statements.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2006, 2005 and 2004
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

Promissory notes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for certain Investments in debt and equity Securities” and based on the Company’s intentions regarding these instruments, the Company has classified the Promissory notes as held to maturity and has accounted for them at amortized cost.

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

Per share data

Basic and diluted earnings per share with respect to the Company for the years ended December 31, 2006, 2005 and 2004 are computed based upon the weighted average number of common shares outstanding during the year.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

2.	Significant accounting policies (continued)

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

The promissory notes have maturities ranging from January 2007 to January 2015, at rates ranging from 5.00% to 10.15%, with a weighted-average rate of approximately 7.03% per annum.

The fair value of the Promissory notes as at December 31, 2006 is $388,258,533 ($422,649,877 in 2005). Fair value is estimated using the present value of expected future cash flows and may not be indicative of the net realizable value.

	2006	2005
	$	$

Promissory notes, beginning of year	409,978,987	409,905,811
Acquisitions	174,603,983	170,774,678
Principal repayments	(204,060,289)	(170,701,502)
Promissory notes, end of year	380,522,681	409,978,987

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

3.	Promissory notes (continued)

The scheduled principal repayments as of December 31, 2006 are as follows:

$

2007	186,717,983
2008	40,644,501
2009	28,327,189
2010	29,213,021
2011	48,674,232
2012	27,898,277
2013	6,723,690
2014	3,759,146
2015	8,564,642

4.	Transactions with an affiliated company

During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $30,546,845 ($33,995,506 in 2005 and $35,879,238 in 2004) (see Note 3).

The amounts due from an affiliated company as of December 31, 2006 and 2005 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

5.	Transactions with the parent company

The Company entered into agreements with National Bank of Canada in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100,000 per year ($100,000 in 2005 and $100,000 in 2004), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

5.	Transactions with the parent company (continued)

Servicing agreement

National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection with such servicing and administration.

The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance (in US$) of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $487,166,472 ($537,567,066 in 2005 and 542,179,064 in 2004). During the year, fees of $1,490,939 ($1,514,444 in 2005 and $1,498,279 in 2004) were charged to the Company.

Custodian agreement

National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 2006, 2005 and 2004, no fee was charged to the Company.

Interest on bank account and short-term investments

The Company received $2,620 ($918 in 2005 and $2,000 in 2004) in interest on a bank account held with National Bank of Canada.

The Company received $2,494,790 ($1,346,146 in 2005 and $441,053 in 2004) in interest on term deposits held with National Bank of Canada.

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

6.	Stockholders’ equity

Common stock

The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock. The common shares issued as at December 31, 2006 are as follows:

•	100 shares are authorized, issued and paid.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. The preferred shares issued as at December 31, 2006 are as follows:

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

NB CAPITAL CORPORATION
Notes to the financial statements
years ended December 31, 2006, 2005 and 2004
(in U.S. dollars)

7.	Recent pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company has not yet determined the effect that the implementation of this standard will have on its financial position or results of operations.

On September 15, 2006, the FASB issued FASB Statement No.157, “Fair Value Measurements”, (FAS 157), which establishes a framework for measuring fair value in GAAP, and is applicable to other accounting pronouncements where fair value is considered to be the relevant measurement attribute. FAS 157 also expands disclosures about fair value measurements and will be effective for the Company on January 1, 2008. However, we do not believe that it will have a material impact on the Company’s financial reporting and disclosure.

ITEM 15(c) to the Annual Report of NB Capital Corporation on Form 10-K for the Year Ended December 31, 2006

Consolidated Financial Statements of National Bank of Canada (Expressed in Canadian dollars).

National Bank of Canada
Consolidated Financial Statements
A bank like no other

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

The Board of Directors (the “Board”) is responsible for reviewing and approving the financial information contained in the Annual Report. Acting through the Audit and Risk Management Committee (the “Committee”), the Board also oversees the presentation of the consolidated financial statements and ensures that accounting and control systems are maintained.

The Committee, composed of directors who are neither officers nor employees of the Bank, is responsible for evaluating internal control procedures on an ongoing basis and reviewing the consolidated financial statements and recommending them to the Board for approval. The Committee oversees a team of internal auditors, which reports to it on a regular basis.

The control systems are further supported by the Bank’s observance of the laws and regulations that apply to its operations. The Superintendent of Financial Institutions regularly examines the affairs of the Bank to ensure that the provisions of the Bank Act (Canada) with respect to the protection of the Bank’s depositors are being duly observed and that the Bank is in a sound financial condition.

The independent auditors, Samson Bélair/Deloitte & Touche s.e.n.c.r.l., whose report follows, were appointed by the shareholders on the recommendation of the Board. They were granted full and unrestricted access to the Committee to discuss their audit and financial reporting matters.

Réal Raymond	Pierre Fitzgibbon
President and	Senior Vice-President
Chief Executive Officer	Finance, Technology and Corporate Affairs

Montreal, Canada, November 30, 2006

Samson Bélair/Deloitte & Touche s.e.n.c.r.l. 1 Place Ville Marie Suite 3000 Montreal QC H3B 4T9 Canada Tel : 514-393-5317 Fax : 514-390-4111 www.deloitte.ca

Independent Auditors’ report

To the Board of Directors of
National Bank of Canada

We have audited the Consolidated Balance Sheets of National Bank of Canada (the “Bank”) as at October 31, 2006 and 2005 and the Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Bank as at October 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2006 in accordance with Canadian generally accepted accounting principles.

Montreal, Canada
November 30, 2006

Consolidated Statement of Income

Year ended October 31
(millions of dollars)	Note	2006	2005
Interest income
Loans		2,648	2,122
Securities		960	739
Deposits with financial institutions		314	193
		3,922	3,054

Interest expense
Deposits		1,877	1,109
Subordinated debentures		90	100
Other		663	404
		2,630	1,613
Net interest income		1,292	1,441

Other income
Financial market fees		629	682
Deposit and payment service charges		208	201
Trading revenues		317	192
Gains on investment account securities, net		180	91
Card service revenues		61	63
Lending fees		251	246
Acceptances, letters of credit and guarantee		68	61
Securitization revenues	6	175	194
Foreign exchange revenues		98	76
Trust services and mutual funds		324	281
Other		242	175
		2,553	2,262
Total revenues		3,845	3,703
Provision for credit losses	5	77	33

Operating expenses
Salaries and staff benefits		1,479	1,451
Occupancy		164	160
Technology		387	380
Communications		74	81
Professional fees		145	136
Other		339	291
		2,588	2,499
Income before income taxes and non-controlling interest		1,180	1,171
Income taxes	18	277	291
		903	880
Non-controlling interest		32	25
Net income		871	855
Dividends on preferred shares	16	21	26
Net income available to common shareholders		850	829

Average number of common shares outstanding (thousands)	19
Basic		162,851	166,382
Diluted		165,549	168,964
Earnings per common share (dollars)	19
Basic		5.22	4.98
Diluted		5.13	4.90
Dividends per common share (dollars)	16	1.96	1.72

Consolidated Balance Sheet

As at October 31

(millions of dollars)	Note	2006	2005
ASSETS
Cash		268	227
Deposits with financial institutions		10,611	10,087
Securities
Investment account	3	6,814	6,869
Trading account	3	31,864	26,183
		38,678	33,052
Securities purchased under reverse repurchase agreements		7,592	7,023
Loans	4, 5 and 6
Residential mortgage		15,230	15,677
Personal and credit card		11,280	9,796
Business and government		20,679	19,047
		47,189	44,520
Allowance for credit losses		(426)	(451)
		46,763	44,069
Other
Customers’ liability under acceptances		3,725	3,242
Fair value of trading derivative financial instruments	21	2,269	2,390
Premises and equipment	8	383	355
Goodwill	9	683	662
Intangible assets	9	177	178
Other assets	10	5,736	6,685
		12,973	13,512
		116,885	107,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	11
Personal		29,164	26,385
Business and government		33,998	29,878
Deposit-taking institutions		8,602	5,956
Deposit from NBC Capital Trust		225	-
		71,989	62,219
Other
Acceptances		3,725	3,242
Obligations related to securities sold short		15,621	15,504
Securities sold under repurchase agreements		9,517	12,915
Fair value of trading derivative financial instruments	21	1,646	1,846
Other liabilities	12	7,574	6,058
		38,083	39,565
Subordinated debentures	13	1,449	1,102
Non-controlling interest	14	576	487
Shareholders’ equity
Preferred shares	16	400	400
Common shares	16	1,566	1,565
Contributed surplus		21	13
Unrealized foreign currency translation adjustments		(92)	(26)
Retained earnings		2,893	2,645
		4,788	4,597
		116,885	107,970

Réal Raymond	Pierre Bourgie
President and Chief Executive Officer	Director

Consolidated Statement of Changes in Shareholders’ Equity

Year ended October 31

(millions of dollars)	Note	2006	2005

Preferred shares at beginning		400	375
Issuance of preferred shares, Series 16		-	200
Redemption of preferred shares, Series 13, for cancellation		-	(175)
Preferred shares at end	16	400	400

Common shares at beginning		1,565	1,545
Issuance of common shares
Dividend Reinvestment and Share Purchase Plan		15	12
Stock Option Plan		35	46
Repurchase of common shares for cancellation		(48)	(39)
Impact of shares acquired or sold for trading purposes		(1)	1
Common shares at end	16	1,566	1,565

Contributed surplus at beginning		13	7
Stock option expense	17	12	6
Stock options exercised		(4)	-
Contributed surplus at end		21	13

Unrealized foreign currency translation adjustments at beginning		(26)	(10)
Losses on foreign exchange operations with a functional currency
other than the Canadian dollar, net of income taxes		(66)	(16)
Unrealized foreign currency translation adjustments at end		(92)	(26)

Retained earnings at beginning		2,645	2,287
Net income		871	855
Impact of initial adoption of AcG-15		-	1
Dividends
Preferred shares	16	(21)	(26)
Common shares	16	(320)	(286)
Premium paid on common shares repurchased for cancellation	16	(261)	(185)
Other adjustments, net of income taxes		(21)	(1)
Retained earnings at end		2,893	2,645

Shareholders’ equity		4,788	4,597

Consolidated Statement of Cash Flows

Year ended October 31

(millions of dollars)	2006	2005

Cash flows from operating activities
Net income	871	855
Adjustments for:
Provision for credit losses	77	33
Amortization of premises and equipment	69	63
Future income taxes	21	(31)
Translation adjustment on foreign currency subordinated debentures	(3)	(11)
Gains on sale of investment account securities, net	(180)	(91)
Gains on asset securitizations and other transfers of receivables, net	(98)	(124)
Stock option expense	12	6
Change in interest payable	185	(73)
Change in interest and dividends receivable	(45)	11
Change in income taxes payable	33	6
Change in net fair value amounts on trading derivative financial instruments	(79)	(195)
Change in trading account securities	(5,681)	(5,622)
Change in other items	2,415	(2,144)
	(2,403)	(7,317)
Cash flows from financing activities
Change in deposits	9,545	8,492
Issuance of deposit to NBC Capital Trust	225	-
Issuance of subordinated debentures	500	350
Repurchase of subordinated debentures	(150)	(350)
Issuance of common shares	50	58
Issuance of preferred shares	-	200
Repurchase of common shares for cancellation	(309)	(224)
Repurchase of preferred shares for cancellation	-	(175)
Dividends paid on common shares	(311)	(278)
Dividends paid on preferred shares	(21)	(27)
Change in obligations related to securities sold short	117	5,300
Change in securities sold under repurchase agreements	(3,398)	4,733
Change in other items	(78)	(19)
	6,170	18,060
Cash flows from investing activities
Change in deposits with financial institutions pledged as collateral	4,028	(3,594)
Change in loans (excluding securitization)	(5,092)	(6,559)
Proceeds from securitization of new assets and other transfers of receivables	2,321	3,069
Maturity of securitized assets	-	(706)
Purchases of investment account securities	(24,630)	(14,052)
Sales of investment account securities	24,865	14,768
Change in securities purchased under reverse repurchase agreements	(569)	(2,527)
Consolidation of assets on initial adoption of AcG-15	-	(132)
Net acquisitions of premises and equipment	(97)	(67)
	826	(9,800)

Increase in cash and cash equivalents	4,593	943
Cash and cash equivalents at beginning	6,276	5,333
Cash and cash equivalents at end	10,869	6,276

Cash and cash equivalents
Cash	268	227
Deposits with financial institutions	10,611	10,087
Less: amount pledged as collateral	(10)	(4,038)
	10,869	6,276
Supplementary information
Interest paid	2,445	1,686
Income taxes paid during the year	217	243

Notes to the Consolidated
Financial Statements
As at October 31 (millions of dollars)

1  Summary of Significant Accounting Policies

The consolidated financial statements of National Bank of Canada (the “Bank”) were prepared in accordance with Section 308(4) of the Bank Act (Canada), which states that the Canadian generally accepted accounting principles (“GAAP”) are to be applied unless otherwise specified by the Superintendent of Financial Institutions Canada (the “Superintendent”). These principles differ in some regards from United States GAAP, as explained in Note 27.

The preparation of consolidated financial statements in conformity with Canadian GAAP requires Management to make estimates and assumptions that affect assets and liabilities, income and other related information. The most significant assets and liabilities subject to estimates and assumptions by Management are the allowance for credit losses, fair value financial instruments, the valuation of investment account securities, asset securitization, goodwill and intangible assets, pension plans and other employee future benefits, income taxes, the provision for contingencies and variable interest entities (“VIEs”). If actual results differ from these estimates, the impact is recognized in future periods.

Unless otherwise indicated, all amounts are expressed in Canadian dollars.

Basis of consolidation

The consolidated financial statements include the assets, liabilities and operating results of all subsidiaries and VIEs where the Bank is the primary beneficiary, as defined in Accounting Guideline No. 15 “Consolidation of Variable Interest Entities” (“AcG-15”), after elimination of intercompany transactions and balances. AcG-15 provides guidance for applying the principles in Section 1590 “Subsidiaries” of the CICA Handbook to certain entities defined as VIEs. VIEs are entities in which equity investors do not have a controlling financial interest or where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. AcG-15 requires the consolidation of a VIE by its primary beneficiary, defined as the party that receives the majority of the expected residual returns or absorbs the majority of the entity’s expected losses, or both.

Investments in companies over which the Bank exercises significant influence are accounted for using the equity method and are included in “Other assets” in the Consolidated Balance Sheet. The Bank’s share of income (loss) from these companies is included in “Other income” in the Consolidated Statement of Income under “Other.”

The proportionate consolidation method is used to account for investments in which the Bank exercises joint control, whereby only the Bank’s prorata share of assets, liabilities, revenues and expenses is consolidated.

Translation of foreign currencies

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

Translation gains and losses arising from the translation of the financial statements of self-sustaining branches and subsidiaries, including the related impact of hedging and income taxes, are recorded in “Unrealized foreign currency translation adjustments” in the Consolidated Balance Sheet. Translation gains and losses arising from operations in integrated branches and subsidiaries are included in the Consolidated Statement of Income.

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

Investment account securities are purchased with the intention of holding them to maturity or until market conditions favour other types of investment. Equity securities are stated at acquisition cost if the Bank does not exercise a significant influence over the investee. Debt securities are stated at unamortized acquisition cost, and any premiums or discounts are amortized using the effective yield method over the period to maturity or disposal of the security. Dividend and interest income as well as the amortization of premiums and discounts are recorded in “Interest income.” Gains or losses realized on the disposal of securities, determined using the average cost method, are recorded in “Other income.”

Investment account securities are valued periodically to determine whether there is an objective indication of an other-than-temporary impairment in value. When making this valuation, the Bank takes into account the duration and the materiality of the impairment in relation to the carrying value, the financial condition and near-term prospects of the issuer as well as the Bank’s ability and intent to hold the investment until it recovers its carrying value. If there is an objective indication of an other-than-temporary impairment, the carrying value of the investment account securities will be adjusted to reflect its net realizable value, and the amount of the loss will be recorded under “Other income” in the Consolidated Statement of Income.

Trading account securities, generally purchased for resale in the short term, are presented at fair value based on publicly disclosed market prices. In the event market prices are not available, the fair value is estimated on the basis of the market prices of similar securities or using other methods. Dividend and interest income are recorded in “Interest income.” Realized and unrealized gains or losses on these securities are recorded in “Other income.”

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

When a loan is deemed impaired, interest ceases to be recorded and the carrying value of the loan is reduced to its estimated realizable amount by writing off all or part of the loan or by taking an allowance for credit losses.

Foreclosed assets held for sale in settlement of an impaired loan are presented at fair value less selling costs at the date of foreclosure. Any difference between the carrying value of the loan before foreclosure and the initially estimated realizable amount of the assets is recorded to “Provision for credit losses.” For any subsequent change in their fair value, gains and losses are recognized under “Other income” in the Consolidated Statement of Income. Gains must not exceed losses of value recognized after the foreclosure date. Revenue generated by foreclosed assets as well as operating expenses are recognized in the Consolidated Statement of Income as “Other income” under “Other.”

Foreclosed assets held for use in settlement of an impaired loan are measured at fair value at the date of foreclosure. Any difference in the carrying value of the loan exceeding fair value is recorded under “Provision for credit losses.” Subsequent to the date of foreclosure, these assets are recorded as premises and equipment and are subjet to the same accounting rules.

Loan origination fees, including commitment, restructuring and renegotiation fees, are considered an integral part of the yield earned on the loan and are deferred and amortized to interest income over the term of the loan. If there is a reasonable expectation that a commitment will result in a loan, commitment fees are amortized to interest income over the term of the loan; otherwise, they are included in “Other income” over the term of the commitment. Loan syndication fees are recorded to “Other income,” unless the yield on any loan retained by the Bank is less than that of other comparable lenders involved in the financing. In such cases, an appropriate portion of the fees is deferred and amortized to interest income over the term of the loan. Certain mortgage loan prepayment fees are recognized in the Consolidated Statement of Income under “Lending fees” when earned.

Allowance for credit losses

The allowance for credit losses reflects Management’s best estimate of losses in its loan portfolio as at the balance sheet date. This allowance relates primarily to loans, but may also cover the credit risk associated with deposits with other banks, derivative instruments, loan substitute securities and other credit instruments such as acceptances, letters of guarantee and letters of credit. The allowance for credit losses, which consists of specific allowances for impaired loans and the general allowance for credit risk, is increased by the provision for credit losses, which is charged to income, and decreased by the amount of write-offs, net of recoveries.

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

The allocated general allowance for credit risk represents Management’s best estimate of probable losses within the portion of the portfolio that has not yet been specifically identified as impaired. This amount is determined by applying expected loss factors to outstanding and undrawn facilities. The allocated general allowance for corporate and government loans is based on the application of expected default and loss factors, determined by statistical loss migration analysis, delineated by loan type. For more homogeneous portfolios, such as residential mortgage loans, small and medium-sized enterprise loans, personal loans and credit card loans, the allocated general allowance is determined on a product portfolio basis. Losses are determined by the application of loss ratios determined through statistical analysis of loss migration over an economic cycle. The unallocated general allowance for credit risk is based on Management’s assessment of probable losses in the portfolio that have not been captured in the determination of the specific allowances for impaired loans and the allocated general allowance. This assessment takes into account general economic and business conditions, recent loan loss experience, and trends in credit quality and concentrations. This allowance also reflects model and estimation risks. The unallocated general allowance does not represent future losses or serve as a substitute for the allocated general allowance.

Asset securitization

The Bank securitizes residential and commercial mortgage loans, consumer loans, personal loans and credit card receivables by selling them to qualifying special purpose entities or trusts that issue securities to investors. These transactions are recorded as sales when the Bank is deemed to have surrendered control over the assets sold and to have received consideration other than beneficial interests in these assets. Gains and losses on securitization transactions are recognized in income on the transaction date.

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

Intangible assets

The intangible assets of the Bank result from the acquisition of subsidiaries or groups of assets. They are mainly composed of management contracts and are recorded at fair value at the time of acquisition. Since these assets have indefinite lives, they are not amortized, but are tested for impairment annually, or more frequently if changes in circumstances indicate that they might be impaired. The impairment test consists in comparing the fair value of the asset with its carrying value. Any excess of the carrying value over the fair value is charged to income for the period during which the impairment is determined. Intangible assets with finite useful lives are amortized over their useful lives. These assets are written down when the long-term expectation is that their carrying values will not be recovered. Any excess of the carrying value over the recoverable value is charged to income.

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

Income taxes

The Bank provides for income taxes under the asset and liability method. It determines future income tax assets and liabilities based on the differences between the carrying values and the tax bases of assets and liabilities, according to income tax laws and income tax rates enacted or substantively enacted on the date the differences will reverse. Future income tax assets represent tax benefits related to deductions the Bank may claim to reduce its taxable income in future years. No future income tax expense is recorded for the portion of retained earnings of foreign subsidiaries that is permanently reinvested.

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

Derivative instruments used to manage the Bank’s own risks, in particular interest and exchange rate risks, are recorded using hedge accounting, when appropriate. Non-trading derivatives that do not qualify for hedge accounting are carried at fair value in assets or liabilities. Realized and unrealized gains and losses on these non-trading derivatives are recorded in “Other income” in the Consolidated Statement of Income.

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

Recognition

When the derivative is designated and deemed effective as a fair value or cash flow hedge, the related gains and losses are recorded in “Other income” in the Consolidated Statement of Income at the same time as the gains and losses on the assets or liabilities hedged.

Discontinuance of hedge accounting

Realized and unrealized gains and losses on terminated derivatives or derivatives that have ceased to be effective before they expire are presented with assets or liabilities in the Consolidated Balance Sheet and recognized in “Other income” in the Consolidated Statement of Income, in the period during which the underlying hedged item is recognized. Should the derivative once again qualify for hedge accounting, any fair value already presented in the Consolidated Balance Sheet will be amortized to “Other income” over the remaining term of the hedged item. If a designated hedged item is sold, terminated or expires before the related derivative expires, any realized or unrealized gain or loss on the derivative is recognized in “Other income” in the Consolidated Statement of Income.

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

Insurance revenues and expenses

Premiums less claims and changes in actuarial liabilities are reflected in “Other income.” Income from securities held by the insurance subsidiaries is included in “Interest income” in the Consolidated Statement of Income. Amortization of deferred gains and losses on the disposal of securities is included in “Other income.” Administrative costs are recorded in “Operating expenses” in the Consolidated Statement of Income.

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

Employee future benefits

The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans. The Bank also offers its employees certain post-retirement and post-employment benefits, compensated leave and termination benefits (non-pension employee benefits), which are generally not funded. These benefits include healthcare, life insurance and dental benefits. Employees eligible for post-retirement benefits are those who retire at certain retirement ages. Employees eligible for post-employment benefits are those on long-term disability or maternity leave.

The Bank records its benefit obligation under employee pension plans and the related costs, net of plan assets.

Actuarial valuations are made periodically to determine the present value of plan obligations. The actuarial valuation of accrued pension and post-retirement benefit obligations is based on the projected benefit method prorated on services using the most likely assumptions according to Management as regards future salary levels, cost escalation, retirement age and other actuarial factors. The accrued benefit obligation is valued using market rates as at the measurement date. With regard to the expected long-term returns on plan assets used to calculate pension expense, most of the fixed-income securities in the plans are measured using fair value, while equity securities and other assets are measured using a market-related value. This value takes into account the changes in the fair value of assets over a three-year period.

The cost of pension and other post-retirement benefits earned by employees is established by calculating the sum of the following: the current period accrued benefit cost; the notional interest on the actuarial liability of the plans and the expected long-term return on plan assets; the amortization over the average remaining service lives of employees of actuarial gains and losses; and the amounts resulting from changes made to the assumptions and the plans. The cumulative excess of pension plan contributions over the amounts recorded as expenses is recognized in “Other assets” in the Consolidated Balance Sheet, while the cumulative cost of post-retirement benefits, net of disbursements, is recognized in “Other liabilities.”

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

Stock-based compensation plans

The Bank has several stock-based compensation plans: the Stock Option Plan, the Stock Appreciation Rights (SAR) Plan, the Deferred Stock Unit (DSU) Plan, the Restricted Stock Unit (RSU) Plan, the Deferred Compensation Plan of National Bank Financial and the Employee Share Ownership Plan.

These plans are described in detail in Note 17 to the consolidated financial statements.

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

SARs are recorded at intrinsic value by measuring, on an ongoing basis and until the SARs are exercised, the excess of the price of the Bank’s common stock over the exercise price of the option. The obligation, which results from the variation in the stock’s market price, is recognized in income on a straight-line basis over the vesting period, i.e., four years, and the corresponding amount is included in “Other liabilities.” When the vesting period expires and until the SARs are exercised, the change in the obligation attributable to variations in the stock price is recognized by increasing or decreasing the compensation expense for the period in which the variations occur. When a SAR is exercised, the Bank makes a cash payment equal to the increase in the stock price since the date of the award.

The obligation that results from the award of a DSU is generally recognized in income on a straight-line basis over the vesting period, and a corresponding amount is included in “Other liabilities.” The compensation expense for the other plans is recognized in income in the period in which the corresponding services are received. The change in the obligation attributable to variations in the stock price and dividends paid on common shares for these plans is recognized by increasing or decreasing the compensation expense for the period in which the variations occur. On the redemption date, the Bank makes a cash payment equal to the value of the common shares on that date.

The Bank uses derivative instruments to hedge the risks associated with some of these plans. The compensation expense for these plans is recognized, net of related hedges, in the Consolidated Statement of Income.

The Bank’s contributions to the Employee Share Ownership Plan are expensed as incurred.

Recent accounting standards adopted

No new accounting standard was adopted in fiscal 2006.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in fiscal 2006.

2  Accounting Standards Pending Adoption

In January 2005, the CICA issued three new accounting standards: Section 1530, Comprehensive Income; Section 3855, Financial Instruments - Recognition and Measurement; and Section 3865, Hedges. The significant accounting policies relating to financial instruments that the Bank will apply effective November 1, 2006 are summarized below.

Measurement

The new accounting standards for financial instruments require that all financial assets and liabilities be classified according to their characteristics, management’s intention, or the choice of category in certain circumstances. All financial assets must be classified as either held for trading, held to maturity, available for sale or as loans and receivables. Financial liabilities must be classified as held for trading or not held for trading.

When they are initially recognized, all financial assets and liabilities will be recorded at fair value on the Consolidated Balance Sheet. In subsequent periods, financial instruments will be valued at fair value, except for items that are classified in the following categories, which will be measured at amortized cost: loans and receivables, securities held to maturity and financial liabilities not held for trading purposes. Securities classified as held to maturity and as available for sale will be measured periodically to determine whether an objective indication of impairment exists. If such evidence exists, the carrying amount of the securities will be adjusted to its fair value, and the amount of the loss will be recorded under “Other income” in the Consolidated Statement of Income. Finally, obligations related to securities sold short as well as all derivatives, including embedded derivatives that have to be accounted for separately, will be recorded at fair value on the Consolidated Balance Sheet.

In the case of financial assets or liabilities classified as held for trading, all transaction costs directly attributable to the acquisition or issuance of these financial instruments will be recorded in the Consolidated Statement of Income when initially recognized. In the case of financial assets or liabilities that are not classified as held for trading, the transaction costs will be added to the value of the financial instrument and will be amortized, if applicable, using the effective interest rate method.

The standard also allows any financial instrument to be irrevocably designated as held for trading when it is first recognized (“fair value option”); as a result, it will be measured at fair value with the gains and losses being recognized in the Consolidated Statement of Income during the period in which they arise. The Superintendent issued guidelines limiting the circumstances under which this option may be used. The Bank plans on using this option, among others, if, in accordance with a documented risk management strategy, doing so allows the Bank to eliminate or significantly reduce a measurement or recognition inconsistency, and if the fair values are reliable.

Recognition of Financial Assets and Liabilities

Securities

Securities will be classified as securities held for trading, held to maturity, or available for sale. The Bank will continue to recognize securities transactions on the trade date.

Held for trading

Trading account securities will continue to be recognized at their fair value, and the realized and unrealized gains and losses will be recorded in the Consolidated Statement of Income.

Held to maturity

Securities held to maturity are financial assets for which the Bank would have the positive intention and ability to hold to maturity. The Bank does not plan on classifying securities in this category.

Available for sale

Securities that will not be classified as held for trading or held to maturity will be classified as available for sale. These securities will be recognized at fair value, except for investments in equity instruments that do not have a quoted market price in an active market, which will be recognized at cost.

Unrealized gains and losses related to securities available for sale will be recognized, net of income taxes, and as long as they are not hedged by derivative products under a fair-value hedging relationship, in “Accumulated other comprehensive income.” Upon the disposal or recognized impairment of these securities, these gains or losses will be reclassified in the Consolidated Statement of Income.

Deposits with financial institutions, securities purchased under reverse repurchase agreements or securities sold under repurchase agreements, loans, deposits and subordinated debentures

These financial instruments will continue to be recorded at amortized cost using the effective interest rate method.

Embedded derivatives

An embedded derivative is a component of a financial instrument or another contract, the characteristics of which are similar to a derivative. Taken together, the financial instrument or contract is considered to be a hybrid instrument that has a host contract and an embedded derivative.

The new accounting standard requires an embedded derivative to be accounted for separately if, and only if, the following three conditions are met: the characteristics and the economic risks of the embedded derivative are not closely related to those of the host contract, the embedded derivative is a separate instrument that satisfies the definition of a derivative, and the hybrid contract is not recorded at fair value.

The Bank selected November 1, 2002 as its transition date for embedded derivatives.

Establishing fair value

Fair value is the amount at which a financial instrument - which is quoted on an active market with an exchange, dealer, broker, industry group, or pricing service - could be exchanged between willing, unrelated parties on an open market. When a financial instrument is initially recognized, its fair value is generally the value of the consideration paid or received. In cases where the fair value is not quoted on an active market, fair value can be established by comparing the instrument to observable market transactions involving an identical instrument, without modification or repackaging, or is based on a valuation technique whose variables include observable market data.

Subsequent to the initial recognition, the fair value of a financial asset quoted on an active market is generally the bid price and, for a financial liability quoted on an active market, the fair value is generally the ask price. If a financial instrument’s market is not active, fair value is established using valuation techniques that rely on observable market data. These valuation techniques include, among others, the use of available observable information on similar transactions, discounted cash flow analysis, option pricing models, and other valuation methods commonly used by market participants.

Securities

The fair value of securities is based on quoted market prices. In the absence of an organized market, fair value is established using the quoted market prices of similar securities.

Derivative financial instruments

The fair value of derivative financial instruments is determined without taking into consideration master netting agreements. When available, quoted market prices are used to determine the fair value of derivative financial instruments. Otherwise, fair value is determined using pricing models that consider current market prices and the contractual prices of underlying instruments, the time value of money, yield curves, volatility and credit risk factors.

Hedges

The Bank uses derivative financial instruments as part of its risk management activities. When hedge accounting is appropriate, the hedging relationship is designated a fair value hedge, a cash flow hedge, or a foreign currency risk hedge related to a net investment in a self-sustaining foreign operation.

Fair value hedge

In a fair value hedge, the Bank mainly uses interest rate swaps to hedge changes in the fair value of a hedged item. The carrying value of the hedged item is adjusted based on the gains or losses attributable to the hedged risk, which are carried to “Other income” in the Consolidated Statement of Income. The change in the fair value of the hedging item will be carried to “Other income” in the Consolidated Statement of Income.

Hedge accounting is discontinued prospectively when the hedging relationship no longer qualifies as an effective hedge or if the hedging item is terminated or sold. The hedged item is no longer adjusted to reflect changes in fair value. Amounts previously recorded as cumulative fair value adjustments to the carrying amount of the hedged item are amortized using the effective interest rate method and presented in the Consolidated Statement of Income over the remaining useful life of the hedged item. Hedge accounting is also discontinued if the hedged item is sold or terminated before maturity. In such a situation, the cumulative fair value adjustments to the carrying amount of the hedged item are immediately carried to “Other income” in the Consolidated Statement of Income.

Cash flow hedge

In a cash flow hedge, the Bank mainly uses interest rate swaps to hedge exposure of the future cash flows related to a floating rate financial asset or liability. The effective portion of the changes in fair value of the hedging item is recognized in “Accumulated other comprehensive income,” whereas the ineffective portion is recognized in “Other income” in the Consolidated Statement of Income.

The amounts recognized in “Accumulated other comprehensive income” with respect to cash flow hedges are reclassified in the Consolidated Statement of Income in the period or periods during which the hedged item affects net income.

When the derivative instrument no longer satisfies the conditions of effective hedging, hedge accounting ceases to be prospectively applied. The amounts previously recorded in “Accumulated other comprehensive income” will be reclassified to the Consolidated Statement of Income in the period or periods during which the hedged item affects net income.

Hedge of a net investment in a self-sustaining foreign operation

Financial instruments denominated in foreign currencies are used to hedge the foreign exchange risk related to investments made in self-sustaining foreign operations whose activities are denominated in currency other than the Canadian dollar. The effective portion of the gains and losses on the hedging item is recorded in “Accumulated other comprehensive income,” whereas the ineffective portion is recorded in “Other income” in the Consolidated Statement of Income.

Comprehensive income

A statement entitled “Consolidated Statement of Comprehensive Income” will be added to the Bank’s consolidated financial statements. Comprehensive income consists of net income plus “Other comprehensive income.” In addition to unrealized gains or losses on available-for-sale financial assets, “Other comprehensive income” will include the unrealized exchange gains or losses arising from self-sustaining foreign operations (net of hedge transactions) and the effective portion of the changes in the fair value of the cash flow hedging instruments. “Accumulated other comprehensive income” will be presented separately in shareholders’ equity.

Transition

The recognition, derecognition and measurement methods used as well as the hedge accounting policies used to prepare the consolidated financial statements of periods prior to the effective date of the new standards were unchanged and, therefore, those financial statements will not be restated.

As at November 1, 2006, the Bank will recognize all of its financial assets and liabilities in the Consolidated Balance Sheet according to their classification. Any adjustment made to a previous carrying amount will be recognized as an adjustment to the balance of retained earnings at that date or as the opening balance of a separate item in “Accumulated other comprehensive income,” net of income taxes.

The following items will specifically be recognized as an adjustment to the opening balance of retained earnings, net of income taxes:

•	Deferred gains on previous disposals of securities from life insurance activities;

•	Deferred amounts and the difference between the carrying amount and the fair value of derivatives or non-derivatives that no longer meet the hedging criteria;

•	The difference between the carrying amount and the fair value of financial assets and liabilities designated as held for trading under the fair value option;

•	The impacts of embedded derivatives;

•	The ineffective portion of the gain or loss on the hedging item for cash flow and fair value hedging relationships;

•	The impact of the use of the effective interest rate method to amortize transaction costs.

The following items will be recognized as an adjustment to the opening balance of “Accumulated other comprehensive income,” net of income taxes:

•	The difference between the carrying amount and the fair value of securities classified as available for sale;

•	Reclassification of the unrealized foreign currency translation adjustment in the financial statements of self-sustaining foreign operations, net of hedge transactions;

•	The portion of the gain or loss on the hedging item that is considered to be an effective cash flow hedge.

These transition adjustments, which will be recognized as at November 1, 2006 in opening retained earnings and in the opening balance of “Accumulated other comprehensive income,” should not have a material impact on the Bank's Consolidated Balance Sheet.

3   Securities

Securities held are as follows:

	Within 1 year	1 to 5 years	5 to 10 years	Over 10 years	No maturity	2006 Total	2005 Total
Investment account (unamortized cost)
Securities issued or guaranteed by
Canada	666	1,568	58	16	112	2,420	2,282
Provinces	259	490	241	30	-	1,020	386
Municipalities or school boards	-	-	-	-	-	-	34
U.S. Treasury and other U.S. agencies	952	5	5	-	-	962	1,007
Other debt securities	107	428	273	110	191	1,109	1,848
Equity securities (cost)	33	169	9	17	1,075	1,303	1,312
Total carrying value	2,017	2,660	586	173	1,378	6,814	6,869
Trading account
Securities issued or guaranteed by
Canada	4,493	3,667	683	569	-	9,412	8,020
Provinces	757	2,056	1,166	1,767	-	5,746	4,966
Municipalities or school boards	62	167	148	59	-	436	470
Other debt securities	4,106	1,936	1,450	638	-	8,130	6,041
Equity securities	2	3	1	23	8,111	8,140	6,686
	9,420	7,829	3,448	3,056	8,111	31,864	26,183
Total carrying value of securities						38,678	33,052

Gross unrealized gains (losses) are as follows:

	2006				2005
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Fair value	Carrying Value	Gross unrealized gains	Gross unrealized loss	Fair value
Investment account
Securities issued or guaranteed by
Canada	2,420	12	(9)	2,423	2,282	26	(4)	2,304
Provinces	1,020	5	-	1,025	386	8	(3)	391
Municipalities or school boards	-	-	-	-	34	-	-	34
U.S. Treasury and other U.S. agencies	962	-	(9)	953	1,007	-	(14)	993
Other debt securities	1,109	4	(5)	1,108	1,848	6	(11)	1,843
Equity securities	1,303	185	(57)	1,431	1,312	109	(43)	1,378
Total investment account	6,814	206	(80)	6,940	6,869	149	(75)	6,943

4  Loans and Impaired Loans

Loans
					2006	2005
			Term to maturity(1)
	Within 1 year	1 to 2 years	2 to 5 years	Over 5 years	Total gross amount	Total gross amount
Residential mortgage	7,851	2,450	4,568	361	15,230	15,677
Personal and credit card	10,194	552	466	68	11,280	9,796
Business and government	13,924	694	1,518	4,543	20,679	19,047
	31,969	3,696	6,552	4,972	47,189	44,520

(1) Based on the earlier of the contractual repricing date or maturity.

Impaired Loans
	2006			2005
	Impaired loans			Impaired loans
	Gross	Specific allowances	Net balance	Gross	Specific allowances	Net balance
Residential mortgage	13	2	11	10	2	8
Personal and credit card	36	16	20	35	18	17
Business and government	185	100	85	215	123	92
	234	118	116	260	143	117
General allowance(2)			(308)			(308)
Impaired loans, net of specific and general allowances			(192)			(191)

(2) The general allowance for credit risk was created taking into account the Bank’s credit in its entirety.

5  Allowance for Credit Losses

The changes made to allowances during fiscal 2006 and 2005 are as follows:

	Specific allowances	General allowances	2006 Total	Specific allowances	General allowance	2005 Total
Allowances at beginning	143	308	451	228	350	578
Provision for credit losses	77	-	77	75	(42)	33
Write-offs	(166)	-	(166)	(215)	-	(215)
Recoveries	64	-	64	55	-	55
Allowances at end	118	308	426	143	308	451

6  Transfers of Receivables

Asset securitization

New securitization activities

CMHC-insured mortgage loans and credit card receivables

The Bank securitizes residential mortgage loans by creating mortgage-backed securities. Under a 1998 agreement, the Bank also sold credit card receivables on a revolving basis to a trust. The pre-tax gain or loss from securitization transactions, net of transaction fees, is recognized in the Consolidated Statement of Income under “Securitization revenues.” The table below summarizes new securitization activities for 2006 and 2005.

	2006(1) Mortgage loans	2005 Mortgage loans	2005 Credit card receivables
Net cash proceeds	2,180	1,845	795
Retained interests	63	79	21
Retained servicing liability	(13)	(11)	(4)
	2,230	1,913	812
Receivables securitized and sold	2,200	1,854	800
Gain before income taxes, net of transaction fees	30	59	12
Mortgage-backed securities created and retained included
in “Securities - Investment Account”	674	276	-

(1) There was no new credit card receivables securitization in 2006.

Personal loans

Since fiscal 2002, the Bank has sold fixed-rate personal loans on a revolving basis to a trust. A series of notes totalling $206 million issued by this trust in 2002 matured during fiscal 2005. The two remaining series of notes outstanding totalled $309 million as at October 31, 2006 ($309 million as at October 31, 2005) and will mature in July 2007.

Key assumptions

The key assumptions used to measure the fair value of retained interests as at the securitization date for transactions carried out during 2006 and 2005 were as follows:

	Insured mortgage loans		Credit card receivables		Personal loans
	2006	2005	2006	2005	2006	2005
Weighted average term (months)	30.2	27.5	-	-	14.3	13.1
Payment rate	-	-	31.9%	31.6%	-	-
Prepayment rate	20.0%	20.0%	-	-	30.0%	30.0%
Excess spread, net of credit losses	1.2%	1.8%	9.9%	10.4%	1.3%	1.3%
Expected credit losses	-	-	3.8%	3.5%	1.7%	1.7%
Discount rate	4.1%	3.3%	17.0%	17.0%(1)	17.0%	17.0%(1)

(1) Since August 1, 2005 (previously 21%)

Summary of securitized assets

	2006				2005
	Securitized assets		Impaired loans	Net credit losses	Securitized assets		Impaired loans	Net credit losses
Mortgage loans
- insured	5,639	(1)	-	-	4,395	(1)	-	-
- other(2)	122		-	-	186		-	-
Credit card receivables	1,200		7	45	1,200		7	41
Personal loans	125	(3)	1	3	222	(3)	1	6
Total	7,086		8	48	6,003		8	47

(1)
Includes $836 million of mortgage-backed securities created and unsold in 2006 (2005: $316 million). These securities are presented in the Consolidated Balance Sheet under “Securities - Investment account.”

(2)	During fiscal 2000, the Bank sold uninsured mortgage loans on properties with five or more housing units to a trust.

(3)	The trust holding personal loans also holds $60 million of mortgage-backed securities created by the Bank in 2006 (2005: $87 million).

Impact of securitization activities on certain items in the Consolidated Statement of Income

Securitization revenues

	Gains (losses) on sale of assets		Servicing revenues		Other		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Mortgage loans
- insured	30	59	13	10	-	-	43	69
- other	-	-	-	-	2	8	2	8
Credit card receivables	67	68	17	13	41	29	125	110
Personal loans	-	(1)	1	4	4	4	5	7
Total	97	126	31	27	47	41	175	194

Impact of securitization activities on certain items in the Consolidated Balance Sheet

	Investment account securities				Other liabilities
	Retained interests		Cash deposits at a trust		Servicing liability
	2006	2005	2006	2005	2006	2005
Mortgage loans
- insured	127	125	-	-	22	19
- other	-	-	20	20	-	-
Credit card receivables	29	31	2	2	6	6
Personal loans	1	2	12	16	1	2
Total	157	158	34	38	29	27

Cash flows from securitization activities

	Insured mortgage loans		Credit card receivables		Personal loans
	2006	2005	2006	2005	2006	2005
Proceeds from new securitizations	2,180	1,845	-	795	-	-

Proceeds collected and reinvested in revolving securitizations	-	-	3 ,508	3,092	38	268

Cash flows from retained interests in securitizations	71	60	126	81	6	16

Sensitivity of key assumptions to adverse changes

As at October 31, the sensitivity of the current fair value of retained interests to immediate 10% and 20% adverse changes in key assumptions was as follows:

Assumptions	Insured mortgage loans		Credit card receivables		Personal loans
	2006	2005	2006	2005	2006	2005

Prepayment rate	20.0%	20.0%	31.9%	31.6%	30.0%	30.0%
Impact on fair value of 10% adverse change	$(4.0)	$(4.0)	$(2.5)	$(2.6)	-	$(0.1)
Impact on fair value of 20% adverse change	$(7.9)	$(7.9)	$(4.6)	$(4.8)	-	$(0.1)

Excess spread, net of credit losses	1.5%	1.6%	9.9%	10.4%	1.3%	1.3%
Impact on fair value of 10% adverse change	$(12.7)	$(12.5)	$(2.8)	$(3.0)	$(0.1)	$(0.2)
Impact on fair value of 20% adverse change	$(25.4)	$(25.1)	$(5.7)	$(6.0)	$(0.2)	$(0.5)

Expected credit losses	-	-	3.8%	3.5%	1.7%	1.7%
Impact on fair value of 10% adverse change	-	-	$(1.1)	$(1.0)	$(0.1)	$(0.3)
Impact on fair value of 20% adverse change	-	-	$(2.2)	$(2.0)	$(0.2)	$(0.6)

Discount rate	3.9%	3.8%	17.0%	17.0%(1)	17.0%	17.0%(1)
Impact on fair value of 10% adverse change	$(0.6)	$(0.6)	$(0.1)	$(0.1)	-	-
Impact on fair value of 20% adverse change	$(1.2)	$(1.1)	$(0.2)	$(0.3)	-	-

(1) Since August 1, 2005 (previously 21%)

These sensitivities are hypothetical and should be used with caution. Changes in fair value attributable to changes in assumptions generally cannot be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Changes affecting one factor may result in changes to another, which might magnify or counteract the sensitivities attributable to changes in assumptions.

Other transfers

The Bank sells insured and uninsured mortgage loans to a mutual fund administered by the Bank. The pre-tax gain or loss is recorded in the Consolidated Statement of Income under “Other income.” The table below summarizes the other transfers carried out by the Bank:

	2006	2005
Net cash proceeds	141	429
Insured and uninsured mortgage loans sold	140	431
Gain (loss) before income taxes	1	(2)

7  Variable Interest Entities

The VIEs in which the Bank holds a significant variable interest but for which it is not the primary beneficiary under AcG-15 are described below. The maximum risk of loss arising from these variable interests is primarily investments in these entities and the backstop liquidity facilities granted to them in the event of a market disruption and the fair value of the derivative contracts concluded with these entities.

Securitization entities

The Bank carries out transactions in which certain assets such as mortgage loans, credit card receivables and personal loans are sold to entities that finance their acquisition through the issuance of term bonds or commercial paper. These entities are qualifying special purpose entities under CICA Accounting Guideline No. 12 “Transfers of Receivables” (AcG-12) and are therefore exempt from the consolidation requirements under AcG-15. Asset securitization operations are described in Note 6 to the consolidated financial statements. The Bank provides backstop liquidity facilities under a commercial paper conduit program. The details of these facilities are presented in Note 20 to the consolidated financial statements. Moreover, the Bank has concluded a derivative contract with one of these special purpose entities. The fair value of this derivative is presented on the Bank’s Consolidated Balance Sheet.

Multi-seller special purpose entities (SPEs)

The Bank administers a multi-seller SPE that purchases financial assets from clients and finances these purchases through the issuance of commercial paper. Clients use this multi-seller SPE to diversify their sources of financing and reduce financing costs while continuing to manage the financial assets and providing some first loss protection. The Bank does not have any ownership interest in this SPE and, under AcG-15, is not required to consolidate it. The Bank acts as a financial agent and trustee and provides administrative and transaction structuring services to this SPE. The Bank does not provide any credit protection; it does, however, provide backstop liquidity facilities under the commercial paper program. These backstop liquidity facilities are presented and described in Note 20 to the consolidated financial statements. The rights to collect fees for all services rendered to this SPE are variable interests. In order to meet the needs of investors, the Bank has concluded derivative contracts with this SPE, the fair value of which is presented on the Bank’s Consolidated Balance Sheet. The total assets of the SPE were $683 million as at October 31, 2006 ($1.2 billion as at October 31, 2005).

The Bank also acts as a financial agent and administrator for three other trusts. These trusts issue and sell, to purchasers, fixed/adjustable rate debt securities backed by mortgage-backed securities, asset-backed securities, structured financial securities, synthetic corporate exposures and other securities. The Bank does not have any ownership position in these trusts and is not required to consolidate them under AcG-15. The rights to collect fees as financial agent and administrator are variable interests. The Bank concluded derivative contracts with some of these trusts, the fair value of which is presented on the Bank’s Consolidated Balance Sheet. The total assets of these trusts were $4.2 billion as at October 31, 2006 ($3.9 billion as at October 31, 2005).

Investment funds

As part of its investment banking operations, the Bank invests in several limited liability partnerships and incorporated entities. These investment companies in turn invest in operating companies with a view to reselling these investments at a profit over the medium or long term. The Bank does not intervene in the operations of these entities; its only role is that of investor. The Bank is not required to consolidate these entities under AcG-15 as it does not absorb the majority of the expected losses and/or receive the majority of the expected residual returns of these entities. As at October 31, 2006, the recorded value of the Bank’s total investment was $90 million ($144 million as at October 31, 2005). The total assets of all these entities amounted to $6.4 billion ($2.6 billion as at October 31, 2005). Moreover, the Bank has commitments to invest in these entities. These commitments are disclosed in Note 20 to the consolidated financial statements.

8  Premises and Equipment

			2006	2005

	Cost	Accumulated amortization	Net carrying value	Net carrying value
Land	17	-	17	18
Buildings	189	94	95	99
Equipment and furniture	636	473	163	132
Leasehold improvements	372	264	108	106
	1,214	831	383	355
Amortization for the year			69	63

9  Goodwill and Intangible Assets

The Bank performs an annual impairment test of goodwill and intangible assets with indefinite lives. No impairment loss was recorded in 2006 or 2005.
The change in the carrying value of goodwill is as follows:

	Personal and Commercial	Wealth Management	Financial Markets	Total
Balance as at October 31, 2004	49	421	192	662
Acquisitions	-	-	-	-
Balance as at October 31, 2005	49	421	192	662
Acquisition of Credigy Ltd.	-	-	21	21
Balance as at October 31, 2006	49	421	213	683

Intangible assets include the following:
			2006	2005
	Cost	Accumulated amortization	Net carrying value	Net carrying value
Trademarks(1)	11	-	11	11
Management contracts(1)	160	-	160	160
Other	16	10	6	7
Total	187	10	177	178

(1) Not subject to amortization

10  Other Assets
	2006	2005
Interest and dividends receivable	367	322
Prepaid expenses and deferred amounts	375	386
Future income tax assets (Note 18)	138	137
Brokers’ client accounts	3,948	5,010
Investments in companies subject to significant influence	151	116
Accrued benefit asset (Note 15)	339	353
Other	418	361
	5,736	6,685

11  Deposits

				2006	2005
	Payable on demand	Payable after notice	Payable on a fixed date	Total	Total
Personal	2,419	12,049	14,696	29,164	26,385
Business and government	9,700	6,047	18,251	33,998	29,878
Deposit-taking institutions	1,531	31	7,040	8,602	5,956
Deposit from NBC Capital Trust	-	-	225	225	-
	13,650	18,127	40,212	71,989	62,219

			Term to maturity		2006	2005
	Within 1 year	1 to 2 years	2 to 5 years	Over 5 years	Total	Total
Payable on demand and payable after notice
Personal	9,411	2,913	2,144	-	14,468	11,858
Other	10,141	324	584	6,260	17,309	16,335
Total	19,552	3,237	2,728	6,260	31,777	28,193
Payable on a fixed date
Personal	7,799	3,223	3,613	61	14,696	14,527
Other	22,462	444	1,363	1,247	25,516	19,499
Total	30,261	3,667	4,976	1,308	40,212	34,026
Total	49,813	6,904	7,704	7,568	71,989	62,219

Deposit from NBC Capital Trust

On June 15, 2006, NBC Capital Trust (the “Trust”), an open-end trust established under the laws of the Province of Ontario, issued 225,000 transferable non-voting trust units called Trust Capital Securities-Series 1, or NBC CapS-Series 1. The gross proceeds from the offering of $225 million were used by the Trust to acquire a deposit note from the Bank.

The deposit note bears interest at a fixed annual rate of 5.329% payable semi-annually in arrears up to June 30, 2016 and thereafter at a fixed annual rate equal to the bankers’ acceptance rate plus 1.50%. The deposit note, which will mature on June 30, 2056, may be redeemed, on and after June 30, 2011, at the option of the Bank, without the consent of the Trust, subject to prior written notice and prior approval of the Superintendent or upon the occurrence of certain regulatory or tax events as defined. If the Bank redeems the deposit note, in whole or in part, the Trust will be required to redeem a corresponding amount of NBC CapS-Series 1.

Each $1,000 of principal amount of the deposit note is convertible at any time into 40 First Preferred Shares, Series 17 of the Bank at the option of the Trust. The Trust will exercise this conversion right in circumstances in which holders of NBC CapS-Series 1 will exercise their exchange rights.

Failure by the Bank to make payments or to satisfy its other obligations under the deposit note will not entitle the Trust to accelerate payment of the deposit note.

The Trust is a variable interest entity under AcG-15. Although the Bank owns the equity and voting control of the Trust, the Bank does not consolidate the Trust because the Bank is not the primary beneficiary; therefore, NBC CapS-Series 1 issued by the Trust are not reported on the Bank’s Consolidated Balance Sheet, but the deposit note is reported under “Deposits.”

The non-cumulative cash distribution per NBC CapS-Series 1 will be $26,645 (representing an annual yield of 5.329% of the $1,000 initial issue price) paid by the Trust semi-annually from December 31, 2006 to and including June 30, 2016, and thereafter, will be determined by multiplying $1,000 by half of the sum of the applicable bankers’ acceptance rate plus 1.50%. No cash distributions will be payable by the Trust on NBC CapS-Series 1 if the Bank fails to declare regular dividends on its preferred shares or, if no preferred shares are then outstanding, on its outstanding common shares. In this case, the net distributable funds of the Trust will be paid to the Bank as holder of the Special Trust Securities, representing the residual interest in the Trust. Should the Trust fail to pay the semi-annual distributions in full on the NBC CapS-Series 1, the Bank will not declare dividends on any of its preferred shares and common shares for a specified period of time. The NBC CapS-Series 1 are not redeemable at the option of the holder.

On or after June 30, 2011, the Trust may, at its option, redeem the NBC CapS-Series 1, in whole or in part, without the consent of the holders, subject to prior written notice and prior approval of the Superintendent or upon the occurrence of certain regulatory or tax events as defined.

Holders of NBC CapS-Series 1 may surrender at any time, subject to prior notice, each NBC CapS-Series 1 for 40 First Preferred Shares, Series 17 of the Bank. The Bank’s First Preferred Shares, Series 17 pay semi-annual non-cumulative cash dividends as and when declared by the Board of Directors and will be redeemable at the option of the Bank, with the prior approval of the Superintendent, on or after June 30, 2011, but not at the option of the holders. This exchange right will be effected through the conversion by the Trust of the corresponding amount of the deposit note of the Bank. The NBC CapS-Series 1 exchanged for the Bank’s First Preferred Shares, Series 17 will be cancelled by the Trust.

Each NBC CapS-Series 1 will be exchanged automatically, without the consent of the holders, for 40 First Preferred Shares, Series 18 of the Bank, upon the occurrence of any one of the following events: (i) proceedings are commenced for the winding-up of the Bank; (ii) the Superintendent takes control of the Bank; (iii) the Bank has a Tier 1 capital ratio of less than 5% or a total capital ratio of less than 8%; or (iv) the Superintendent has directed the Bank to increase its capital or to provide additional liquidity and the Bank elects such automatic exchange or the Bank fails to comply with such direction to the satisfaction of the Superintendent. The Bank’s First Preferred Shares, Series 18 pay semi-annual non-cumulative cash dividends and will be redeemable at the option of the Bank, with the prior approval of the Superintendent, on or after June 30, 2011, but not at the option of the holders. On an automatic exchange, the Bank will hold all outstanding trust capital securities of the Trust, the main asset of which is the deposit note.

As at October 31, 2006, for regulatory capital purposes, $225 million of NBC CapS-Series 1 qualifies as Tier 1 capital.

12  Other Liabilities

	2006	2005
Interest and dividends payable	819	627
Income taxes payable	178	135
Future income tax liabilities (Note 18)	59	40
Trade and other payables	1,185	814
Brokers’ client accounts	3,223	2,610
Accrued benefit liability (Note 15)	115	105
Insurance-related obligations	64	82
Subsidiaries’ debts to third parties	886	768
Accounts payable and deferred income	317	301
Other	728	576
	7,574	6,058

13  Subordinated Debentures

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

During the fiscal year ended October 31, 2006, the Bank issued a total of $500 million of subordinated debentures under its Canadian Medium Term Note Program that mature in 2020. Interest at the annual rate of 4.70% is payable semi-annually on May 2 and November 2 of each year. The Bank also redeemed a subordinated debenture in the amount of $150 million, maturing October 17, 2011.

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

Maturity date	Interest rate		Characteristics	Denominated in foreign currency	2006	2005

October 2011	7.50%	(1)	Redeemable since ctober 17, 2001		-	150
October 2012	6.25%	(2)	Not redeemable before October 31, 2007		300	300
April 2014	5.70%	(3)	Redeemable since April 16, 2004		250	250
December 2019	4.926%	(4)	Not redeemable before December 22, 2014		350	350
November 2020	4.70%	(5)	Redeemable since November 2, 2005		500	-
February 2087	Floating	(6)	Redeemable at the Bank’s option since February 28, 1993	US 44	49	52
Total					1,449	1,102

(1)	Bearing interest at a rate of 7.50% until October 17, 2006, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%

(2)	Bearing interest at a rate of 6.25% until October 31, 2007, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%

(3)	Bearing interest at a rate of 5.70% until April 16, 2009, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%

(4)	Bearing interest at a rate of 4.926% until December 22, 2014, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%

(5)	Bearing interest at a rate of 4.70% until November 2, 2015, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%

(6)	Bearing interest at an annual rate of 1/8% above LIBOR

The subordinated debenture maturities are as follows:

2007	-
2008	-
2009	-
2010	-
2011	-
2012 to 2016	550
2017 and thereafter	899
1,449

On November 2, 2006, the Bank issued $500 million of subordinated debentures that mature in 2016. Interest at the annual rate of 4.456% is payable semi-annually on May 2 and November 2 of each year.

14  Non-Controlling Interest

	Denominated in foreign currency	2006	2005
300,000 preferred shares, Series A, exchangeable,
non-cumulative dividends, issued by NB Capital Corporation(1)	US 300	337	355
Mutual funds consolidated in accordance with AcG-15		110	124
Other entities consolidated in accordance with AcG-15		117	-
Other		12	8
Total		576	487

(1)
Annual dividend of 8.35% payable quarterly on March 30, June 30, September 30 and December 30. These preferred shares do not have voting rights. They are redeemable at the issuer’s option as of September 3, 2007. The preferred shares, whose liquidation price is US $1,000 per share, are traded on the New York Stock Exchange in the form of depositary shares representing 1/40 of each share. Each preferred share will automatically be exchanged for a new First Preferred Share, Series Z of the Bank if one of the following events occurs: (i) the Bank defaults on the dividend payment for its first preferred shares; (ii) the Bank’s Tier 1 capital ratio is less than 4% or its total capital ratio is less than 8%; or (iii) at the request of the Superintendent, in accordance with subsection 485(3) of the Bank Act (Canada).

15  Employee Future Benefits

The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans.

A retirement plan is also offered to National Bank Financial employees. The plan provides for the payment of benefits based on length of service and final average earnings of the employees covered by the plan. National Bank Financial measures the accrued benefit obligation and the fair value of plan assets for accounting purposes on October 31 of each year. The fair value of plan assets as at October 31, 2006 was $41 million (2005: $36 million), the accrued benefit obligation was $48 million (2005: $41 million) and the accrued benefit asset was $5 million (2005: $6 million). This information is not included in the following tables.

The effective dates of the most recent actuarial valuations and those of compulsory future valuations to ensure the funded status of the funded plans are:

	Date of most recent actuarial valuation	Date of compulsory actuarial valuation
Employee pension plan	December 31, 2004	December 31, 2007
Pension plan for designated employees	December 31, 2004	December 31, 2007
Post-Retirement Allowance Program	December 31, 2005	December 31, 2008

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

Accrued benefit asset (liability)

	Pension benefit plans		Other benefit plans
	2006	2005	2006	2005
Accrued benefit obligation
Balance at beginning	1,731	1,480	136	116
Current service cost	45	37	5	4
Interest cost	97	95	8	8
Employee contributions	17	16	-	-
Benefits paid	(67)	(64)	(5)	(5)
Plan amendments	2	24	-	-
Actuarial losses	69	143	15	13
Balance at end	1,894	1,731	159	136

Plan assets
Fair value at beginning	1,638	1,478	-	-
Actual return on plan assets	175	162	-	-
Bank contributions	45	46	-	-
Employee contributions	17	16	-	-
Benefits paid	(67)	(64)	-	-
Fair value at end	1,808	1,638	-	-

Funded status - plan deficit	(86)	(93)	(159)	(136)
Unamortized net actuarial losses	393	412	44	31
Unamortized past service costs	32	34	-	-
Accrued benefit asset (liability) at end	339	353	(115)	(105)

The accrued benefit asset (liability) is presented as follows in the Consolidated Balance Sheet:

	Pension benefit plans		Other benefit plans
	2006	2005	2006	2005
Accrued benefit asset included in “Other assets”	339	353	-	-
Accrued benefit liability included in “Other liabilities”	-	-	(115)	(105)
Net amount recorded as at October 31	339	353	(115)	(105)

Included in the above accrued benefit obligation and fair value of plan assets at year-end are the following amounts in respect of benefit plans with accrued benefit obligations in excess of plan assets:

	2006	2005
Fair value of plan assets	1,707	1,541
Accrued benefit obligation	1,821	1,664
Funded status - plan deficit	(114)	(123)

As at October 31, plan assets consist of:

	2006	2005
	%	%
Asset category
Money market	5	7
Bonds	31	27
Equities	56	54
Other	8	12
	100	100

Plan assets include investment securities issued by the Bank. As at October 31, 2006, these investments totalled $129 million (2005: $128 million).

In fiscal 2006, the Bank and its subsidiaries received close to $4 million (2005: $5 million) in management fees for related management, administration and custodial services.

Elements of defined benefit expense for the years ended October 31:

	Pension benefit plans		Other benefit plans
	2006	2005	2006	2005
Current service cost	45	37	5	4
Interest cost	97	95	8	8
Actual return on plan assets	(175)	(162)	-	-
Actuarial losses on obligation	69	143	15	13
Plan amendments	2	24	-	-
Curtailment and settlement loss	-	-	-	-

Expense before adjustments to recognize the long-term nature of employee future benefits	38	137	28	25

Difference between expected return and actual return on plan assets for year	66	59	-	-

Difference between actuarial gains recognized for year and actual actuarial gains on accrued benefit obligation for year	(47)	(125)	(13)	(12)

Difference between amortization of past service costs for year and actual plan amendments for year	2	(20)	-	-
Defined benefit expense	59	51	15	13

The significant assumptions used by the Bank are as follows (weighted average):

	Pension benefit plans		Other benefit plans
	2006%	2005%	2006%	2005%
Accrued benefit obligation as of October 31
Discount rate	5.25	5.50	5.50	5.75
Rate of compensation increase	3.50	3.50	3.50	3.50

Defined benefit expense for years ended October 31
Discount rate	5.50	6.25	5.75	6.50
Expected long-term rate of return on plan assets	7.00	7.25	-	-
Rate of compensation increase	3.50	4.00	3.50	4.00

For measurement purposes, a 7.5% annual rate of increase (2005: 6.9%) in the per capita cost of covered healthcare benefits was assumed for 2006. The rate was assumed to decrease gradually to reach 5.5% in 2010 and remain at that level thereafter.

Sensitivity of key assumptions in 2006

Pension benefit plans	Change in obligation	Change in expense
Impact of a 0.25% change in the assumption regarding the discount rate	69	8
Impact of a 0.25% change in the assumption regarding the expected long-term rate of return on plan assets	-	4
Impact of a 0.25% change in the assumption regarding the rate of compensation increase	15	4

Other benefit plans	Change in obligation	Change in expense
Impact of a 0.25% change in the assumption regarding the discount rate	6	1
Impact of a 0.25% change in the assumption regarding the rate of compensation increase	-	-
Impact of a 1.00% increase in the expected healthcare cost trend rate	22	3
Impact of a 1.00% decrease in the expected healthcare cost trend rate	(17)	(3)

The sensitivity analysis presented in the above table must be used with caution given that the changes are hypothetical and the changes in each significant assumption may not be linear.

Cash payments for employee future benefits for the years ended October 31 are as follows:

	2006	2005
Bank pension benefit plan contributions	45	46
Benefits paid under other benefit plans	5	5

16  Capital Stock

Authorized

First preferred shares

An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $1 billion.

Second preferred shares

15 million shares, without par value, issuable for a maximum aggregate consideration of $300 million.

Common shares

An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $3 billion.

			2006
Shares outstanding and dividends declared		Shares		Dividends
	Number of shares	$	$	Per share
First Preferred Shares
Series 15	8,000,000	200	12	1.4625
Series 16	8,000,000	200	9	1.2125
Preferred shares and dividends	16,000,000	400	21
Common shares at beginning	165,334,902	1,565
Issued pursuant to:
Dividend Reinvestment and Share Purchase Plan	249,298	15
Stock Option Plan	1,074,308	35
Repurchase of common shares	(5,055,520)	(48)
Impact of shares purchased or sold for trading	(90,637)	(1)
Common shares at end and dividends	161,512,351	1,566	320	1.9600
Total dividends			341

			2005
Shares outstanding and dividends declared		Shares		Dividends
	Number of shares	$	$	Per share

First Preferred Shares
Series 13	-	-	8	1.2000
Series 15	8,000,000	200	12	1.4625
Series 16	8,000,000	200	6	0.8089
Preferred shares and dividends	16,000,000	400	26
Common shares at beginning	167,430,253	1,545
Issued pursuant to:
Dividend Reinvestment and Share Purchase Plan	239,374	12
Stock Option Plan	1,773,463	46
Repurchase of common shares	(4,178,900)	(39)
Impact of shares purchased or sold for trading	70,712	1
Common shares at end and dividends	165,334,902	1,565	286	1.7200
Total dividends			312

Characteristics of first preferred shares (amounts in dollars)

Series 13

Redeemable in cash at the Bank’s option, subject to the prior approval of the Superintendent and upon notice of not more than 60 and not less than 30 days, (i) on August 15, 2005 and on the last day of each period of five years plus one day thereafter (conversion date), in whole at any time or in part from time to time, at a price equal to $25.00 per share plus all declared and unpaid dividends at the date fixed for redemption and, (ii) after August 15, 2005, other than on a conversion date, in whole but not in part, at a price equal to $25.50 per share, plus all declared and unpaid dividends at the date fixed for redemption; non-cumulative preferential dividends at a quarterly rate of $0.40 per share for the first five years and at a variable rate thereafter.

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

Repurchase of common shares

On January 23, 2006, the Bank filed a normal course issuer bid for the repurchase and cancellation of up to 8,278,000 common shares over a 12-month period ending no later than January 22, 2007. On January 13, 2005, the Bank filed a normal course issuer bid for the repurchase and cancellation of up to 8,400,000 common shares over a 12-month period ending no later than January 12, 2006. Repurchases were made on the open market at market prices through the facilities of the Toronto Stock Exchange. Premiums paid above the average book value of the common shares were charged to retained earnings. As at October 31, 2006, the Bank had completed the repurchase of 5,055,520 common shares (2005: 4,178,900) at a cost of $309 million (2005: $224 million), which reduced common share capital by $48 million (2005: $39 million) and retained earnings by $261 million (2005: $185 million).

Preferred shares - authorized

The preferred shares described below have been created and reserved for future issuance by the Bank under two issuances of convertible innovative capital instruments, which may be exchanged under certain conditions. As at October 31, 2006, no shares of these series had been issued or traded.

Series 17

Each NBC CapS-Series 1 will be exchangeable at any time, upon prior notice, for 40 First Preferred Shares, Series 17 of the Bank. The Bank’s First Preferred Shares, Series 17 pay semi-annual non-cumulative cash dividends and are redeemable at the Bank’s option, subject to the prior approval of the Superintendent, on or after June 30, 2011, but not at the option of the holders.

Series 18

Each NBC CapS-Series 1 will be exchanged automatically, without the consent of the holders, for 40 First Preferred Shares, Series 18 of the Bank, upon the occurrence of any one of the following events: (i) proceedings are commenced for the winding-up of the Bank; (ii) the Superintendent takes control of the Bank; (iii) the Bank has a Tier 1 capital ratio of less than 5% or a total capital ratio of less than 8%; or (iv) the Superintendent has directed the Bank to increase its capital or to provide additional liquidity and the Bank elects such automatic exchange or the Bank fails to comply with such direction to the satisfaction of the Superintendent. The Bank’s First Preferred Shares, Series 18 pay semi-annual non-cumulative cash dividends and are redeemable at the option of the Bank, subject to the prior approval of the Superintendent, on or after June 30, 2011, but not at the option of the holders.

Series Z

One NB Capital Corporation preferred share will be exchanged automatically for one Preferred Share, Series Z upon the occurrence of any one of the following events: (i) the Bank defaults on the dividend payments on its first preferred shares; (ii) the Bank’s Tier 1 capital ratio is less than 4% or its total capital ratio is less than 8%; or (iii) the Superintendent has directed the Bank to increase its capital, pursuant to subsection 485(3) of the Bank Act (Canada).

Reserved common shares

As at October 31, 2006, 3,475,682 common shares were reserved under the Dividend Reinvestment and Share Purchase Plan and 13,321,347 common shares were reserved under the Stock Option Plan.

Restriction on the payment of dividends

The Bank is prohibited from declaring dividends on its common or preferred shares if there are reasonable grounds for believing that the Bank would, by so doing, be in contravention of the regulations of the Bank Act (Canada) or the guidelines of the Superintendent with respect to capital adequacy and liquidity. In addition, the ability to pay common share dividends is restricted by the terms of the outstanding preferred shares pursuant to which the Bank may not pay dividends on its common shares without the approval of the holders of the outstanding preferred shares, unless all preferred share dividends have been declared and paid or set aside for payment.

17  Stock-Based Compensation

The information below on compensation expense excludes the impact of hedging.

Stock Option Plan

The Bank offers a Stock Option Plan to officers and other designated persons of the Bank and its subsidiaries. Under the Plan, options are awarded annually and provide participants with the right to purchase common shares at an exercise price equal to the closing price of the common shares of the Bank on the Toronto Stock Exchange on the day preceding the award. The options vest evenly over a four-year period and expire 10 years from the award date or, in certain circumstances set out in the Plan, within specified time limits. The maximum number of common shares that may be issued under the Stock Option Plan is 13,321,347 as at October 31, 2006 (14,395,655 as at October 31, 2005). The maximum number of common shares reserved for a participant may not exceed 5% of the total number of Bank shares issued and outstanding.

	2006		2005
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Stock Option Plan
Outstanding at beginning	5,613,970	$35.76	6,180,960	$30.20
Awarded	943,200	$61.44	1,468,260	$48.20
Exercised	(1,074,308)	$29.56	(1,760,263)	$25.69
Cancelled	(90,950)	$41.18	(274,987)	$41.59
Outstanding at end	5,391,912	$41.40	5,613,970	$35.76
Exercisable at end	2,494,166	$32.77	2,192,403	$28.90

Exercise price	Outstanding	Options exercisable	Expiry date
$13.50	6,150	6,150	December 2006
$25.20	118,800	118,800	December 2007
$25.20	166,250	166,250	December 2008
$24.90	271,805	271,805	December 2010
$28.01	539,910	539,910	December 2011
$30.95	989,663	645,494	December 2012
$41.00	1,100,674	466,030	December 2013
$48.20	1,267,185	279,727	December 2014
$61.44	931,475	-	December 2015
Total	5,391,912	2,494,166

During the fiscal year ended October 31, 2006, the Bank awarded 943,200 stock options (2005: 1,468,260) with a fair value of $12.81 (2005: $9.70).

The fair value of options awarded was estimated on the award date using the Black-Scholes model. The following assumptions were used for accounting purposes:

	2006	2005
Risk-free interest rate	4.18%	4.05%
Expected life of options	6 years	6 years
Expected volatility	24%	27%
Expected dividend yield	5%	5%

The compensation expense recorded for these options for the year ended October 31, 2006 was $12 million (2005: $6 million).

Stock Appreciation Rights (SAR) Plan

The Bank offers a SAR plan to officers and other designated persons of the Bank and its subsidiaries. Under the Plan, when participants exercise this right, they receive a cash amount equal to the difference between the closing price of the common shares of the Bank on the Toronto Stock Exchange on the day preceding the exercise date and the closing price on the day preceding the award date. SARs vest evenly over a four-year period and expire 10 years after the award date or, in certain circumstances set out in the Plan, within specified time limits. Compensation expense recognized for the year ended October 31, 2006 with respect to the Plan amounted to $3 million (2005: $12 million).

	2006		2005
	Number of SARs	Weighted average exercise price	Number of SARs	Weighted average exercise price
SAR Plan
Outstanding at beginning	378,310	$19.84	715,680	$18.59
Awarded	5,400	$61.44	9,800	$48.20
Exercised	(68,935)	$19.56	(340,320)	$17.99
Cancelled	(7,975)	$30.79	(6,850)	$21.73
Outstanding at end	306,800	$20.35	378,310	$19.84
Exercisable at end	282,419	$18.16	340,348	$17.80

	SARs outstanding	SARs exercisable	Expiry date
$13.50	7,850	7,850	December 2006
$24.50	600	600	December 2007
$17.35	257,100	257,100	December 2009
$24.90	850	850	December 2010
$28.01	7,000	7,000	December 2011
$30.95	9,500	4,969	December 2012
$41.00	9,900	2,800	December 2013
$48.20	8,600	1,250	December 2014
$61.44	5,400	-	December 2015
Total	306,800	282,419

Deferred Stock Unit Plans

The DSU Plans are for officers and other designated persons of the Bank and its subsidiaries as well as directors. The Plans make it possible to tie a portion of the value of the compensation of participants to the future value of the Bank’s common shares. A DSU is a right that has a value equal to the closing price of a common share of the Bank on the Toronto Stock Exchange on the day preceding the award. DSUs generally vest evenly over four years. Additional DSUs are credited to the account of participants equal in amount to the dividends paid on common shares of the Bank and vest evenly over the same period as the reference DSUs. DSUs may only be cashed when the participant retires or leaves the Bank, or when the director’s term ends. A total of 219,047 DSUs were outstanding as at October 31, 2006 (2005: 300,791). Compensation expense recognized for the year ended October 31, 2006 with respect to the Plans was $3 million (2005: $6 million).

Restricted Stock Unit Plan

The RSU Plan is for certain officers and other designated persons of the Bank and its subsidiaries. The objective of the Plan is to ensure that the compensation of certain officers is competitive and to foster retention. An RSU is a right that has a value equal to the closing price of a common share of the Bank on the Toronto Stock Exchange on the day preceding the award. RSUs generally vest evenly over three years, although some RSUs vest on the last day of the 35th month following the date of the award, the date on which all RSUs expire. Additional RSUs are credited to the account of participants equal in amount to the dividends declared on the common shares of the Bank and vest evenly over the same period as the reference RSUs. As at October 31, 2006, a total of 163,538 RSUs were outstanding (2005: 67,181). Compensation expense recognized for the year ended October 31, 2006 with respect to the Plan was $4 million (2005: $3 million).

Deferred Compensation Plan of National Bank Financial

This Plan is exclusively for key employees of Individual Investor Services of National Bank Financial (NBF). The purpose of the Plan is to foster the retention of key employees and promote the growth in income and the continuous improvement in profitability at Individual Investor Services. Under the Plan, participants can defer a portion of their annual compensation and NBF may pay a contribution to key employees when certain financial objectives are met. Amounts awarded by NBF and the compensation deferred by participants are invested in, among others, Bank stock units. The stock units awarded represent a right, the value of which corresponds to the closing price of the common shares of the Bank on the Toronto Stock Exchange on the award date. Additional units are paid to the participant’s account equal in amount to the dividends declared on the common shares of the Bank. Stock units representing the amounts awarded by NBF vest evenly over four years. When a participant retires, or in certain cases when the participant’s employment is terminated, the participant receives a cash amount representing the value of the vested stock units. As at October 31, 2006, 934,249 units were outstanding (814,599 as at October 31, 2005). Compensation expense recognized for the year ended October 31, 2006 with respect to the Plan was $9 million (2005: $9 million).

Employee Share Ownership Plan

Under the Bank’s Employee Share Ownership Plan, employees who meet the eligibility criteria can contribute up to 8% of their annual gross salary by way of payroll deductions. The Bank matches 25% of the employee contribution amount, to a maximum of $1,500 per annum. Bank contributions vest to the employee after one year of continuous participation in the Plan. Subsequent contributions vest immediately. The Bank’s contributions, amounting to $5 million in 2006 (2005: $4 million), were charged to “Salaries and staff benefits” when paid. As at October 31, 2006, a total of 2,043,120 common shares were held for this Plan (2005: 1,996,866).

Plan shares are purchased on the open market and are considered to be outstanding for earnings per share calculations. Dividends paid on the Bank’s common shares held for the Employee Share Ownership Plan are used to purchase other common shares on the open market.

18  Income Taxes

The Bank’s income taxes in the consolidated financial statements for the fiscal years ended October 31 are as follows:

	2006	2005
Consolidated Statement of Income
Income taxes	277	291

Consolidated Statement of Changes in Shareholders’ Equity
Income taxes related to:
Share issuance and other expenses	-	(2)
Dividends on First Preferred Shares, Series 13, 15 and 16	7	-
Unrealized foreign currency translation adjustments	31	13
Redemption of subordinated debentures - 2001	10	-
	48	11
	325	302
Income taxes were as follows:

	2006	2005
Current income taxes	304	333
Future income taxes relating to the inception and reversal of temporary differences	21	(31)
Income taxes	325	302

During fiscal 2001, the Bank redeemed a subordinated debenture convertible into common shares for total consideration of $65 million. As a result of this transaction, a loss of $28 million, net of income taxes of $17 million, was charged to retained earnings. In 2006, $10 million in income taxes was recognized in retained earnings in order to record the portion not eligible for tax purposes.

The temporary differences and carryforwards resulting in future income tax assets and liabilities are as follows:

	2006	2005
Future income tax assets
Allowance for credit losses and other liabilities	307	313
Accrued benefit liability - Other benefit plans	36	34
	343	347
Future income tax liabilities
Premises and equipment	(25)	(20)
Securitization	(41)	(42)
Accrued benefit asset - Pension benefit plans	(107)	(111)
Other	(91)	(77)
	(264)	(250)
Net balance of future income tax assets	79	97

Future income tax assets	138	137
Future income tax liabilities	(59)	(40)
	79	97

Reconciliation of the Bank’s income tax rate for the years ended October 31 is as follows:

	2006		2005
	$	%	$	%
Income before income taxes and non-controlling interest	1,180	100.0	1,171	100.0
Income taxes at Canadian statutory income tax rate	395	33.5	392	33.5

Reduction in income tax rate due to:
Tax-exempt income from securities,
mainly dividends from Canadian corporations	(79)	(6.7)	(58)	(4.9)
Capital gains	(1)	(0.1)	-	-
Rates applicable to subsidiaries abroad	(50)	(4.2)	(41)	(3.5)
Other items	12	1.0	(2)	(0.2)
	(118)	(10.0)	(101)	(8.6)
Income taxes and effective income tax rate	277	23.5	291	24.9

19  Earnings per Share

Diluted net earnings per common share were calculated based on net income less dividends on preferred shares divided by the average number of common shares outstanding taking into account the dilution effect of stock options using the treasury stock method.

The adjustment does not take into account stock options whose exercise price is higher than the average price of the share for the year.

	2006	2005
Earnings per share - basic
Net income	871	855
Dividends on preferred shares	(21)	(26)
Net income available to common shareholders	850	829
Average basic number of common shares outstanding (thousands)	162,851	166,382
Earnings per share - basic	$5.22	$4.98

Earnings per share - diluted
Net income available to common shareholders	850	829
Average basic number of common shares outstanding (thousands)	162,851	166,382
Adjustment to number of common shares (thousands)
Stock options	2,698	2,582
Average diluted number of common shares outstanding (thousands)	165,549	168,964
Earnings per share - diluted	$5.13	$4.90

20  Guarantees, Commitments and Contingent Liabilities

Guarantees
CICA Accounting Guideline No. 14 “Disclosure of Guarantees” (AcG-14) defines a guarantee as a contract (including an indemnity) that contingently requires the guarantor to make payments (either in cash, financial instruments, other assets or shares of the guarantor, or provision of services) to the beneficiary due to (a) changes in an interest rate, security or commodity price, foreign exchange rate, index or other variable, including the occurrence or non-occurrence of a specified event, that is related to an asset, a liability or an equity security of the beneficiary of the guarantee, (b) failure of a third party to perform under a contractual agreement or (c) failure of a third party to pay its indebtedness when due.

The maximum potential of future payments represents the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions, insurance policies or from collateral held or pledged. The maximum potential future payments for significant guarantees issued by the Bank and in effect as at October 31 are presented in the following table:

	2006	2005
Letters of guarantee	1,306	1,313
Backstop liquidity facilities	1,410	1,519
Derivatives	1,063	1,850
Securities lending	847	1,023
Other indemnification agreements	146	226
Other guarantee	25	23

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

Derivatives

In the normal course of business, the Bank enters into written put options to meet the needs of its clients and for its own risk management and trading activities. Put options are contractual agreements where the Bank conveys to the purchaser the right, but not the obligation, to sell to the Bank by or before a predetermined date, a specific amount of currency, commodity or financial instrument, at a price agreed to when the option is sold. Written put options that qualify as a guarantee under AcG-14 include primarily over-the-counter currency options with companies other than financial institutions and over-the-counter stock options when it is probable that the counterparty holds the underlying securities. Most of the terms of these options vary according to the contracts, but do not generally exceed two years. As at October 31, 2006, the Bank recorded a liability of $35 million in the Consolidated Balance Sheet with respect to these written put options (2005: $26 million), representing the fair value of these options.

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

Other indemnification agreements

In the normal course of business, including securitization activities and discontinuance of operations and activities, the Bank enters into numerous contractual agreements. Under these agreements, the Bank undertakes to compensate the counterparty for costs incurred as a result of litigation, changes in laws and regulations (including tax legislation), claims with respect to past performance, incorrect representations or the non-performance of certain restrictive covenants. Moreover, as a member of a securities transfer network and pursuant to the membership agreement and the regulations governing the operation of the network, the Bank granted a movable hypothec to the network that can be used in the event another member fails to meet its contractual obligations. The nature of certain of these commitments prevents the Bank from estimating the maximum potential liability it may be required to pay. The duration of these agreements is stipulated in each contract. The maximum potential future payments that the Bank is able to estimate is presented in the previous table and their duration does not exceed three years. No amount has been accrued in the Consolidated Balance Sheet with respect to these agreements.

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

Commitments

As at October 31, 2006, minimum commitments under leases, contracts for outsourced information technology services and other leasing agreements are as follows:

	Premises	Service contracts	Equipment and furniture	Total
2007	119	235	9	363
2008	113	219	6	338
2009	103	190	3	296
2010	95	168	2	265
2011	79	163	1	243
2012 and thereafter	420	74	1	495
	929	1,049	22	2,000

Pledged assets

In the normal course of business, the Bank pledges securities and other assets as collateral for various liabilities it contracts. A breakdown of assets pledged as collateral is provided below.

As at October 31	2006	2005
Assets pledged to:
- Bank of Canada	25	25
- Direct clearing organizations	2,577	2,480
Assets pledged in relation to:
- Derivative transactions	276	538
- Borrowing, securities lending and securities sold under repurchase agreements	11,117	13,264
- Other	180	221
Total	14,175	16,528

Credit instruments

In the normal course of business, the Bank enters into various off-balance sheet commitments. The credit instruments used to meet the financing needs of its clients represent the maximum amount of additional credit the Bank could be obligated to extend if the commitments were fully drawn.

As at October 31	2006	2005
Letters of guarantee(1)	1,306	1,313
Documentary letters of credit(2)	102	110
Credit card loans(3)	5,446	5,331
Commitments to extend credit(3)
Original term one year or less	4,680	6,589
Original term over one year	12,157	11,074

(1) See “Letters of guarantee,” page 104.

(2) Documentary letters of credit are documents issued by the Bank and used in international trade to enable a third party to draw drafts on the Bank up to an amount established under specific terms and conditions; these instruments are collateralized by the delivery of goods to which they are related.

(3) Credit card loans and credit commitments represent the undrawn portions of credit authorizations granted in the form of loans, acceptances, letters of guarantee and documentary letters of credit. The Bank is required at all times to make the undrawn portion of the authorization available, subject to certain conditions.

Other commitments

The Bank acts as an investor in investment banking activities by entering into agreements to finance external private equity funds and investments in equity and debt securities at market value at the time the agreements are signed. In connection with these activities, the Bank had commitments to invest up to $196 million as at October 31, 2006 (2005: $235 million).

Litigation

In the normal course of business, the Bank is a party to legal proceedings, many of which are related to lending activities and arise when the Bank takes measures to collect delinquent loans. The Bank is also sometimes implied in class action suits filed by consumers contesting, among other things, certain banking transaction fees. The subsidiary National Bank Financial is also a party in various legal proceedings in the normal course of business. Most of these proceedings concern services to individual investors and may relate to the suitability of investments. In the opinion of Management, based on available information and past experience, the related aggregate potential liability will not have a material impact on the Bank’s financial position.

21  Derivative Financial Instruments

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

The main types of derivative financial instruments used are as follows:

Foreign exchange forward contracts and futures

Foreign exchange forward contracts and futures are contractual obligations to buy or deliver a specific amount of currency, interest, commodities or financial instruments on a specific future date at a specified price. Foreign exchange forward contracts are tailor-made agreements transacted on the over-the-counter market. Futures are traded on organized exchanges and are subject to daily cash margining.

Swaps

Swaps are specific transactions in which two parties agree to exchange cash flows. The Bank uses the following types of swap contracts:

Cross currency swaps are transactions in which counterparties exchange fixed-rate interest payments and principal payments in different currencies.

Interest rate swaps are transactions in which counterparties exchange fixed- and floating-rate interest payments, based on the notional principal value in the same currency.

Commodity swaps are transactions in which counterparties exchange fixed- and floating-rate payments, based on the notional principal value of a single product.

Equity swaps are transactions in which counterparties agree to exchange the return on one equity or group of equities for a payment based on a benchmark interest rate.

Credit default swaps are transactions in which one of the counterparties agrees to pay interest expenses to the other counterparty so that it can make a payment if a credit event occurs.

Options

Options are agreements between two parties in which the writer of the option conveys to the buyer the right, but not the obligation, to buy or sell, at or by a predetermined date, at any time prior to a predetermined expiry date, a specific amount of currency, commodities or financial instruments at a price agreed to when the option is arranged. The writer receives a premium for selling this instrument.

Notional amounts

Notional amounts, which are off-balance sheet items, represent the set underlying principal of a derivative instrument and serve as a reference for currency and interest rates and stock market prices to determine the amount of cash flows to be exchanged. Notional amounts are presented in the table below.
			Remaining term to maturity				2006	2005
	Within 3 months	3 to 12 months	1 to 5 years	Over 5 years	Total contracts	Contracts for trading purposes	Contracts for non- trading purposes	Total contracts
Interest rate contracts
OTC contracts
Guaranteed interest rate contracts	149	8,713	870	-	9,732	9,732	-	9,082
Swaps	17,889	31,497	51,981	17,230	118,597	94,015	24,582	123,134
Options purchased	7,360	1,296	2,161	1,164	11,981	11,981	-	30,724
Options written	7,660	1,500	3,141	1,315	13,616	13,616	-	38,244
Total	33,058	43,006	58,153	19,709	153,926	129,344	24,582	201,184
Exchange-traded contracts
Futures
Long positions	2,683	9,737	1,955	-	14,375	14,375	-	5,193
Short positions	3,939	11,718	545	-	16,202	16,202	-	9,670
Options purchased	81,138	23,135	-	-	104,273	102,701	1,572	55,285
Options written	79,545	18,197	-	-	97,742	95,608	2,134	29,638
Total	167,305	62,787	2,500	-	232,592	228,886	3,706	99,786
Foreign exchange contracts
OTC contracts
Forwards	5,553	1,410	337	4	7,304	7,304	-	6,787
Swaps	22,520	9,007	9,857	1,780	43,164	39,110	4,054	51,144
Options purchased	5,716	2,979	399	-	9,094	9,094	-	7,433
Options written	7,837	3,458	356	-	11,651	11,651	-	6,842
Total	41,626	16,854	10,949	1,784	71,213	67,159	4,054	72,206
Exchange-traded contracts
Futures
Long positions	308	-	-	-	308	308	-	27
Short positions	132	-	-	-	132	132	-	90
Options purchased	-	-	-	-	-	-	-	30
Options written	-	-	-	-	-	-	-	20
Total	440	-	-	-	440	440	-	167
Equity, commodity and
credit derivative contracts
OTC contracts
Forwards	25	14	351	45	435	413	22	453
Swaps	2,490	4,530	3,196	2,936	13,152	13,152	-	10,649
Options purchased	439	2,452	4,410	1,720	9,021	9,016	5	8,395
Options written	308	724	641	56	1,729	1,720	9	1,900
Total	3,262	7,720	8,598	4,757	24,337	24,301	36	21,397
Exchange-traded contracts
Futures
Long positions	5,763	1,010	154	4	6,931	6,931	-	441
Short positions	3,369	261	5	-	3,635	3,635	-	1 426
Options purchased	790	132	124	-	1,046	1 046	-	4,475
Options written	525	101	223	-	849	849	-	2,819
Total	10,447	1,504	506	4	12,461	12,461	-	9,161
Total 2006	256,138	131,871	80,706	26,254	494,969	462,591	32,378
Total 2005	200,381	111,717	74,209	17,594	403,901	373,503	30,398	403,901

Credit risk

Credit risk on derivative financial instruments is the risk of a financial loss occurring as a result of a counterparty failing to honour its contractual obligations to the Bank. The current replacement cost, which is the positive fair value of all outstanding derivative financial instruments, represents the Bank’s maximum credit risk related to derivative financial instruments. The credit equivalent amount is calculated by taking into account the current replacement cost of all outstanding contracts in a gain position, potential future exposure and the impact of master netting agreements. The risk-weighted amount is the credit equivalent amount multiplied by the counterparty risk factors prescribed by the Superintendent. The Bank negotiates master netting agreements with counterparties with which it has significant credit risk exposure resulting from derivative transactions. Such agreements provide for the simultaneous close-out and settling of all transactions with a counterparty in the event of default. Some of these agreements also provide for the exchange of collateral between parties where the fair value of the outstanding transactions between the parties exceeds an agreed threshold.

As at October 31, credit risk exposure on the derivatives portfolio is as follows:

	2006					2005
	Current replacement cost					Current replacement cost
	Trading(1)	Non- trading	Total	Credit equiv- alent	Risk- weighted amount	Trading(1)	Non- trading	Total	Credit equiv- alent	Risk- weighted amount
Interest rate contracts	481	135	616	1,202	245	439	218	657	1,134	223
Foreign exchange contracts	666	29	695	1,834	432	800	38	838	1,744	433
Equity, commodity and credit
derivative contracts	1,008	-	1,008	2,828	721	1,021	7	1,028	2,628	664
	2,155	164	2,319	5,864	1,398	2,260	263	2,523	5,506	1,320
Impact of master netting
agreements	(1,030)	(84)	(1,114)	(2,409)	(543)	(1,080)	(124)	(1,204)	(2,566)	(572)
	1,125	80	1,205	3,455	855	1,180	139	1,319	2,940	748

(1)
Excluding, in accordance with the guidelines of the Office of the Superintendent of Financial Institutions Canada, exchange-traded instruments and forward contracts with an original maturity of 14 days. The total positive fair value of these excluded contracts amounted to $114 million as at October 31, 2006 ($130 million as at October 31, 2005).

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

As at October 31, fair values are as follows:

	2006			2005
(millions of dollars)	Positive	Negative	Net	Positive	Negative	Net
Contracts held for trading purposes
Interest rate contracts
Forwards	4	1	3	7	8	(1)
Swaps	468	415	53	391	355	36
Options	16	16	-	52	46	6
Total	488	432	56	450	409	41
Foreign exchange contracts
Forwards	38	60	(22)	29	83	(54)
Swaps	605	360	245	681	445	236
Options	71	67	4	109	118	(9)
Total	714	487	227	819	646	173
Equity, commodity and credit
derivative contracts
Forwards	38	92	(54)	64	119	(55)
Swaps	616	293	323	783	492	291
Options	413	342	71	274	180	94
Total	1,067	727	340	1,121	791	330
Total contracts held for trading purposes	2,269	1,646	623	2,390	1,846	544
Contracts held for non-trading purposes
Interest rate contracts
Forwards	-	-	-	-	-	-
Swaps	135	47	88	218	94	124
Options	-	-	-	-	-	-
Total	135	47	88	218	94	124
Foreign exchange contracts
Forwards	-	-	-	-	-	-
Swaps	29	43	(14)	38	52	(14)
Options	-	-	-	-	-	-
Total	29	43	(14)	38	52	(14)
Equity, commodity and credit
derivative contracts
Forwards	-	4	(4)	-	-	-
Swaps	-	-	-	-	-	-
Options	-	1	(1)	7	4	3
Total	-	5	(5)	7	4	3
Total contracts held for non-trading purposes	164	95	69	263	150	113
Total fair value	2,433	1,741	692	2,653	1,996	657
Impact of master netting agreements	(1,127)	(1,127)	-	(1,217)	(1,217)	-
	1,306	614	692	1,436	779	657

As at October 31, credit risk exposure on the derivatives portfolio is as follows:

	2006		2005
	Replacement cost	Credit equivalent	Replacement cost	Credit equivalent
OECD governments(1)	79	322	23	446
OECD banks(1)	1,603	2,370	1,675	1,654
Other	637	763	825	840
Total	2,319	3,455	2,523	2,940

(1) Organisation for Economic Co-operation and Development

22     Interest Rate Sensitivity Position

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

The table below illustrates the sensitivity of the Bank’s Consolidated Balance Sheet to interest rate fluctuations as at October 31.

	Floating rate	Within 3 months	3 to 12 months	1 to 5 years	Over 5 years	Non-interest sensitive	2006 Total	2005 Total
Assets
Cash	-	-	-	-	-	268	268	227
Deposits with financial institutions	139	7,350	622	-	-	2,500	10,611	10,087
Effective yield		4.0%	5.0%	-%	-%
Securities	1	5,949	7,263	8,432	6,748	10,285	38,678	33,052
Effective yield		4.5%	4.2%	4.0%	4.3%
Loans	491	34,505	4,243	10,570	573	3,973	54,355	51,092
Effective yield		4.2%	5.5%	5.4%	6.0%
Other assets	2,203	1	-	-	-	10,769	12,973	13,512
	2,834	47,805	12,128	19,002	7,321	27,795	116,885	107,970
Liabilities and shareholders’ equity
Deposits	4,558	32,609	12,646	14,608	1,308	6,260	71,989	62,219
Effective yield		4.1%	4.0%	4.0%	5.0%
Other debt(1)	-	10,011	916	4,025	5,346	4,840	25,138	28,419
Effective yield		3.6%	4.3%	4.1%	4.2%
Subordinated debentures	-	-	349	250	850	-	1,449	1,102
Effective yield		-%	6.2%	5.7%	4.8%
Acceptances and other liabilities	1,628	16	23	106	93	11,655	13,521	11,633
Shareholders’ equity	-	-	-	400	-	4,388	4,788	4,597
	6,186	42,636	13,934	19,389	7,597	27,143	116,885	107,970
On-balance sheet gap	(3,352)	5,169	(1,806)	(387)	(276)	652	-	-
Derivative financial instruments	-	(26,902)	11,261	15,362	279	-	-	-
Total	(3,352)	(21,733)	9,455	14,975	3	652	-	-
Position in Canadian dollars
On-balance sheet total	(1,170)	8,947	(1,454)	(1,065)	(1,214)	(5,091)	(1,047)	(1,607)
Derivative financial instruments	-	(16,168)	9,247	8,784	1,801	-	3,664	(1,585)
Total	(1,170)	(7,221)	7,793	7,719	587	(5,091)	2,617	(3,192)
Position in foreign currency
On-balance sheet total	(2,182)	(3,778)	(352)	678	938	5,743	1,047	1,607
Derivative financial instruments	-	(10,734)	2,014	6,578	(1,522)	-	(3,664)	1,585
Total	(2,182)	(14,512)	1,662	7,256	(584)	5,743	(2,617)	3,192
Total 2006	(3,352)	(21,733)	9,455	14,975	3	652	-	-
Total 2005	(5,072)	(17,695)	13,693	3,719	1,379	3,976		-

 (1)  Obligations related to securities sold short and securities sold under repurchase agreements

The effective yield represents the weighted average effective yield based on the earlier of contractual repricing and maturity dates.

23  Fair Value of Financial Instruments

The following table presents the fair value of balance sheet financial instruments, except for instruments whose fair value is estimated to approximate their carrying value. This fair value is determined using the valuation methods and assumptions described below. The fair values of derivative financial instruments are not included in the table and are presented separately in Note 21.

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

	2006			2005
			Favourable			Favourable
			(unfavour-			(unfavour-
	Carrying		able)	Carrying		able)
	value	Fair value	variance	value	Fair value	variance
Assets
Securities	38,678	38,804	126	33,052	33,126	74
Loans	46,763	46,856	93	44,069	44,156	87

Liabilities
Deposits	71,989	72,005	(16)	62,219	62,293	(74)
Subordinated debentures	1,449	1,467	(18)	1,102	1,131	(29)

Valuation methods and assumptions

Securities

The fair value of securities is presented in Note 3 to the consolidated financial statements. It is based on quoted market prices. If quoted market prices are not available, fair value is estimated using the quoted market prices of similar securities.

Loans

The fair value of floating-rate loans is assumed to approximate their carrying value. The fair value of other loans is estimated based on a discounted cash flow calculation that uses market interest rates currently charged for similar new loans as at the balance sheet date applied to expected maturity amounts (adjusted for any prepayments).

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

24  Related Party Transactions

The Bank grants loans to its directors and officers under various conditions. As of August 31, the balance of loans granted is:

	2006	2005

Mortgage loans	2	2
Other loans	70	61

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

Loans granted to officers before January 1, 2003 were administered according to conditions previously in effect, for a transitional period that ended on December 31, 2005. These conditions were as follows: loans to directors were granted under market conditions for similar risks; residential mortgage loans to officers were granted at the market rate divided by 3 for the first $50,000 and at the lower of the market rate divided by 3 and the market rate less 5% for the remainder; and other loans granted to officers, mainly personal lines of credit, bore interest at the prime rate divided by 2 for the first $10,000 to $20,000 and at the lower of prime less 3% and prime divided by 2 for the remainder, to an aggregate maximum of 50% of the officer’s annual salary.

In the normal course of business, the Bank provides various banking services and concludes contractual agreements and other transactions with companies over which it has significant influence with conditions similar to those offered to non-related third parties.

Furthermore, the Bank offers the Deferred Stock Unit Plan to directors who are not Bank employees. See Note 17 - Stock-Based Compensation for more details.

25  Segment Disclosures

The Bank carries out its activities in three reportable segments, defined below. The other operating activities are grouped for presentation purposes. Each reportable segment is distinguished by services offered, type of client and marketing strategy. The operations of each of the Bank’s reportable segments are summarized below.

Personal and Commercial

The Personal and Commercial segment comprises the branch network, intermediary services, credit cards, insurance, business banking services and real estate.

Wealth Management

The Wealth Management segment comprises full-service retail brokerage, direct brokerage, mutual funds, trust services and portfolio management.

Financial Markets

The Financial Markets segment encompasses corporate financing and lending, treasury operations, including asset and liability management for the Bank, and corporate brokerage.

Other

This heading comprises securitization transactions, certain non-recurring elements, and the unallocated portion of centralized services.

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

Results by business segment

	Personal and Commercial		Wealth Management		Financial Markets		Other		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income(1)	1,367	1,299	121	101	141	309	(337)	(268)	1,292	1,441
Other income(1)	806	749	737	702	917	671	93	140	2,553	2,262
Total revenues	2,173	2,048	858	803	1,058	980	(244)	(128)	3,845	3,703
Operating expenses	1,329	1,265	635	621	610	595	14	18	2,588	2,499
Contribution	844	783	223	182	448	385	(258)	(146)	1,257	1,204
Provision for credit losses	121	117	-	-	4	8	(48)	(92)	77	33
Income before income taxes
and non-controlling interest	723	666	223	182	444	377	(210)	(54)	1,180	1,171
Income taxes(1)	244	223	74	68	152	132	(193)	(132)	277	291
Non-controlling interest	-	-	6	3	9	1	17	21	32	25
Net income (loss)	479	443	143	111	283	244	(34)	57	871	855
Average assets	47,379	43,956	830	882	67,839	51,809	(9,775)	(5,745)	106,273	90,902

(1)
Net interest income was grossed up by $122 million (2005: $90 million) and other income by $77 million (2005: $60 million) to bring the tax-exempt income earned on certain securities in line with the income earned on other financial instruments. An equivalent amount was added to income taxes. The effect of these adjustments is reversed under the heading “Other.”

Results by geographic segment

	Canada		United States		Other		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income	1,229	1,491	22	5	41	(55)	1,292	1,441
Other income	2,319	2,045	97	57	137	160	2,553	2,262
Total revenues	3,548	3,536	119	62	178	105	3,845	3,703
Operating expenses	2,410	2,325	92	105	86	69	2,588	2,499
Contribution	1,138	1,211	27	(43)	92	36	1,257	1,204
Provision for credit losses	77	33	-	-	-	-	77	33
Income before income
taxes and non-controlling interest	1,061	1,178	27	(43)	92	36	1,180	1,171
Income taxes	269	294	4	(5)	4	2	277	291
Non-controlling interest	1	(6)	28	31	3	-	32	25
Net income (loss)	791	890	(5)	(69)	85	34	871	855
Average assets	92,000	80,224	3,655	3,779	10,618	6,899	106,273	90,902

26  Acquisition

Credigy Ltd.

On July 26, 2006, a subsidiary of the Bank acquired a 68% interest in Credigy Ltd., a privately held purchaser of and service-provider for distressed receivables of, mainly, U.S. consumers, for a total cash consideration of $57 million, including direct acquisition costs.

The assets acquired totalled $109 million while the liabilities assumed, including non-controlling interest, were $73 million. The excess of the purchase price over the fair value of net assets of $21 million was recognized in the Consolidated Balance Sheet as goodwill. This amount could be adjusted after the Bank has completed its valuation of assets acquired and liabilities assumed.

Additional cash consideration of up to $19 million could be paid over the next three years provided certain profitability targets are achieved and, if applicable, would be recognized as goodwill.

Credigy’s results have been recognized in the Consolidated Statement of Income as of the July 26, 2006 acquisition date.

27  Reconciliation of Canadian and United States GAAP

The consolidated financial statements of the Bank were prepared in accordance with Canadian GAAP. The principal differences on net income and on the Consolidated Balance Sheet resulting from the application of U.S. GAAP are presented below. Under U.S. GAAP, a Consolidated Statement of Comprehensive Income is also required.

	2006	2005
Net income per Canadian GAAP	871	855
Charge for other-than-temporary impairment	(5)	(4)
Investment account securities	(11)	72
Derivatives and hedging	3	(9)
Limited partnerships	11	-
Income tax effect on above items	-	(19)
Net income per U.S. GAAP	869	895

Net earnings per common share - U.S. GAAP
Basic	$5.21	$5.22
Diluted	$5.12	$5.15

Consolidated Statement of Comprehensive Income
	2006	2005
Net income per U.S. GAAP	869	895
Other comprehensive income
Change in unrealized gains and losses on securities available for sale, net of income taxes (income tax savings) of $20 (2005: $(30))	36	(59)

Change in gains and losses on derivatives designated as cash flow hedges, net of income tax savings of $(18) (2005: $(19))	(40)	(43)
Minimum pension liability adjustment, net of income tax savings of $(4)	(7)	-

Change in unrealized foreign currency translation adjustments, net of income taxes of $31 (2005: $13)	(66)	(16)
Comprehensive income	792	777

Consolidated Condensed Balance Sheet

			2006			2005
	Canadian		U.S.	Canadian		U.S.
	GAAP	Variation	GAAP	GAAP	Variation	GAAP
Assets
Cash and deposits with financial institutions	10,879	(3)	10,876	10,314	(29)	10,285
Securities
Investment account/available for sale	6,814	103	6,917	6,869	74	6,943
Trading account	31,864	(2,387)	29,477	26,183	634	26,817
Securities purchased under
reverse repurchase agreements	7,592	-	7,592	7,023	-	7,023
Loans	46,763	-	46,763	44,069	-	44,069
Premises and equipment	383	-	383	355	-	355
Goodwill	683	22	705	662	22	684
Other assets	11,907	3,632	15,539	12,495	1,419	13,914
Total assets	116,885	1,367	118,252	107,970	2,120	110,090

Liabilities
Deposits	71,989	(2)	71,987	62,219	10	62,229
Other liabilities	38,083	1,238	39,321	39,565	1,934	41,499
Subordinated debentures	1,449	18	1,467	1,102	55	1,157
Non-controlling interest	576	-	576	487	-	487
Total liabilities	112,097	1,254	113,351	103,373	1,999	105,372

Shareholders’ equity
Preferred shares	400	(7)	393	400	-	400
Common shares	1,566	24	1,590	1,565	24	1,589
Contributed surplus	21	-	21	13	-	13
Unrealized foreign currency translation adjustments	(92)	92	-	(26)	26	-
Retained earnings	2,893	42	2,935	2,645	33	2,678
Accumulated other comprehensive income	-	(38)	(38)	-	38	38
Total shareholders’ equity	4,788	113	4,901	4,597	121	4,718
Total liabilities and shareholders’ equity	116,885	1,367	118,252	107,970	2,120	110,090

Impairment charge

Under Canadian GAAP, unless compelling evidence is provided to indicate otherwise, a decrease in the value of an investment is considered an other-than-temporary impairment when the carrying value exceeds the market value for a prolonged period. The factors indicative of an impairment that is other than temporary under Canadian GAAP differ from those under U.S. GAAP as regards the period during which the carrying value may exceed the market value before it must be concluded that the decrease in value is an other-than-temporary impairment. This period is significantly shorter under U.S. GAAP. Lastly, under U.S. GAAP, when there has been a loss in value of an investment that is other than a temporary decline, the investment should be written down to fair value, based on market prices.

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

Derivative financial instruments

Under Canadian and U.S. GAAP, derivatives used in sales or trading activities as well as instruments that do not qualify for hedge accounting are recorded on the Consolidated Balance Sheet at fair value.

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

Minimum pension liability

Under U.S. GAAP (SFAS No. 87 “Employers’ Accounting for Pensions”), if the accrued benefit obligation, without salary projections, exceeds the fair value of the assets of a pension plan, a liability (minimum pension liability) equivalent to the difference must be recorded in the consolidated balance sheet. Recognition of an additional liability is required where the accrued benefit obligation, without salary projections, exceeds the fair value of the pension plan assets, and a net accrued benefit asset is recognized in the Consolidated Balance Sheet. If an additional liability is required to be recognized, an amount up to the amount of unamortized prior service cost is recognized as an intangible asset, and the excess is recorded, net of income taxes, under “Other comprehensive income.”

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

Joint venture

Under U.S. GAAP, investments in joint ventures are accounted for using the equity method whereas under Canadian GAAP, these investments are recorded using proportionate consolidation. If U.S. GAAP had been applied, other liabilities, other assets, investment account securities and cash would have decreased and the investment in the joint venture would have increased; there would have been no impact on net income.

Accounting for client trades - brokerage activities

Under Canadian GAAP, securities trades for which the Bank acts as agent for its brokerage clients are recorded on a trade date basis in the Consolidated Balance Sheet. Under U.S. GAAP, these trades must be recorded on the settlement date in the Consolidated Balance Sheet.

Reinsurance

Under U.S. GAAP, reinsurance recoverables for life insurance business related to the risks ceded to other insurance or reinsurance companies are recorded as an asset on the Consolidated Balance Sheet. Under Canadian GAAP, these amounts are recorded as an offset to the actuarial reserves.

Share issuance costs

Under U.S. GAAP, share issuance costs are recorded as a reduction of the issuance proceeds. Under Canadian GAAP, these costs are charged to retained earnings.

Limited partnerships

Under Canadian GAAP, certain of the Bank’s investments in limited partnerships are accounted for at cost. Canadian GAAP requires the use of the equity method when the Bank exerts significant influence over the investee. Under U.S. GAAP, the equity method is used to account for investments in limited partnerships when the equity interest is at least 3% of the total ownership interest.

As at October 31	2006	2005	2004	2003	2002	2001	2000	1999	1998		1997
Consolidated balance sheet data
(millions of dollars)
Cash and deposits with financial institutions	$10,879	$10,314	$5,777	$7,047	$6,864	$5,832	$5,655	$3,561	$4,852		$4,476
Securities	38,678	33,052	28,007	26,179	20,118	17,872	16,835	16,932	15,439	(5)	10,010
Securities purchased under reverse repurchase agreements	7,592	7,023	4,496	3,955	2,366	4,041	5,397	3,480	4,947		9,155
Loans	46,763	44,069	41,498	38,381	38,446	40,351	41,342	40,411	40,560	(5)	38,104
Customers’ liability under acceptances	3,725	3,242	3,076	3,334	2,988	3,593	3,640	2,962	2,658		2,273
Premises and equipment
and other assets	9,248	10,270	5,643	5,730	5,249	4,277	2,958	2,455	2,207		2,217
Total assets	$116,885	$107,970	$88,497	$84,626	$76,031	$75,966	$75,827	$69,801	$70,663		$66,235

Deposits	$71,989	$62,219	$53,432	$51,463	$51,690	$51,436	$50,473	$49,984	$48,026		$43,270
Other liabilities	38,659	40,052	29,453	27,550	18,848	18,767	20,165	15,481	18,976		19,136
Subordinated debentures	1,449	1,102	1,408	1,516	1,592	1,647	1,361	1,035	966		1,069
Capital stock
Preferred	400	400	375	375	300	492	492	317	317		376
Common	1,566	1,565	1,545	1,583	1,639	1,668	1,653	1,641	1,327		1,309
Contributed surplus	21	13	7	2	-	-	-	-	-		-
Unrealized foreign currency translation adjustments	(92)	(26)	(10)	6	17	19	11	7	(16)		(2)
Retained earnings	2,893	2,645	2,287	2,131	1,945	1,937	1,672	1,336	1,067		1,077
Total liabilities and shareholders’ equity	$116,885	$107,970	$88,497	$84,626	$76,031	$75,966	$75,827	$69,801	$70,663		$66,235
Average assets	$106,273	$90,902	$78,672	$71,810	$69,292	$69,197	$69,840	$65,784	$65,873		$55,685
Average capital funds(1)	5,568	5,268	5,238	5,216	5,249	5,020	4,660	3,512	3,886		3,744
Consolidated income statement data
(millions of dollars)
Net interest income	$1,292	$1,441	$1,363	$1,311	$1,444	$1,338	$1,190	$1,187	$1,209		$1,235
Other income	2,553	2,262	2,182	2,051	1,584	1,789	1,878	1,232	1,108		1,030
Total revenues	$3,845	$3,703	$3,545	$3,362	$3,028	$3,127	$3,068	$2,419	$2,317		$2,265
Provision for credit losses	77	33	86	177	490	205	184	170	147		280
Operating expenses	2,588	2,499	2,388	2,257	2,040	1,989	2,120	1,615	1,535		1,451
Income taxes	277	291	318	277	150	278	239	213	239		209
Non-controlling interest	32	25	28	27	30	28	26	32	31		16
Income before discontinued operations and goodwill charges	$871	$855	$725	$624	$318	$627	$499	$389	$365		$309
Discontinued operations	-	-	-	-	111	(45)	29	36	24		42
Goodwill charges	-	-	-	-	-	19	19	8	73		9

Net income	$871	$855	$725	$624	$429	$563	$509	$417	$316		$342

As at October 31	2006		2005		2004	2003	2002	2001	2000	1999		1998	1997
Number of common shares
(thousands)	161,512		165,335		167,430	174,620	182,596	190,331	189,474	188,729		171,616	170,461
Number of common shareholders of record	25,531		26,235		26,961	27,865	28,549	29,766	30,795	32,048		32,902	34,433
Basic earnings per share before goodwill charges	$5.22		$4.98		$4.10	$3.37	$2.18	$2.88	$2.65	$2.28		$2.12	$1.92
Diluted earnings per share	$5.13		$4.90		$4.05	$3.34	$2.18	$2.78	$2.54	$2.24		$1.69	$1.86
Dividend per share	$1.96		$1.72		$1.42	$1.08	$0.93	$0.82	$0.75	$0.70		$0.66	$0.575
Stock trading range
High	$65.60		$61.47		$48.78	$41.19	$34.93	$31.00	$25.25	$26.20		$31.25	$20.30
Low	$56.14		$46.39		$40.17	$29.95	$24.70	$23.00	$16.40	$17.15		$20.10	$13.20
Close	$61.25		$59.14		$48.78	$40.91	$29.39	$24.25	$24.95	$17.90		$23.05	$20.15
Book value	$27.17		$25.39		$22.87	$21.32	$19.72	$19.04	$17.60	$15.81		$13.86	$13.99
Dividends on preferred shares
Series 5	-		-		-	-	-	-	-	-		3.9531	3.3670
Series 7	-		-		-	-	-	-	-	-		1.0306	0.8777
Series 8	-		-		-	-	-	-	-	-		0.9883	0.8417
Series 10	-		-		-	-	-	2.1875	2.1875	2.1875		2.1875	2.1875
Series 11	-		-		-	-	0.5000	2.0000	2.0000	2.0000		2.0000	2.0000
Series 12	-		-		-	0.8125	1.6250	1.6250	1.6250	1.6250		1.6250	1.6250
Series 13	-		1.2000		1.6000	1.6000	1.6000	1.6000	0.5447	-		-	-
Series 15	1.4625		1.4625		1.4625	1.1480	-	-	-	-		-	-
Series 16	1.2125		0.8089		-	-	-	-	-	-		-	-

Financial ratios
Return on common shareholders’ equity before good will charges	20.1%		20.7%		18.8%	16.5%	11.3%	16.0%	16.0%	15.5%		14.6%	14.5%
Return on average assets	0.82%		0.94%		0.92%	0.87%	0.62%	0.80%	0.73%	0.62%		0.51%	0.62%
Return on average capital funds	15.6%		16.2%		13.8%	11.9%	9.5%	12.5%	12.4%	13.2%		9.3%	10.5%
Capital ratios - BIS
Tier 1	9.9%		9.6%		9.6%	9.6%	9.6%	9.6%	8.7%	7.7%		7.7%	8.1%
Total	14.0	%(4)	12.8	%(3)	13.0%	13.4%	13.6%	13.1%	11.4%	11.0	%(2)	10.7%	11.3%

Other information
Impaired loans
(millions of dollars)	$116		$117		$160	$251	$246	$591	$544	$543		$547	$497
Number of Bank employees
In Canada	11,073		11,342		11,074	11,328	11,287	11,676	11,050	11,744		11,641	11,245
Outside Canada	131		138		128	132	155	351	407	431		400	406
National Bank Financial	3,177		2,892		2,920	2,868	3,147	2,294	2,419	2,489		1,895	1,676
Branches in Canada	451		457		462	477	507	525	586	649		646	641
Banking machines	801		788		770	817	826	834	802	761		744	738

(1)	Average capital funds include common shareholders’ equity, redeemable preferred shares and subordinated debentures.
(2)	Taking into account the issuance of US $250 million of subordinated debentures on November 2, 1999
(3)	Taking into account the issuance of $500 million of subordinated debentures on November 2, 2005
(4)	Taking into account the issuance of $500 million of subordinated debentures on November 2, 2006
(5)	These figures have been restated to include mortgage-backed securities held by the Bank. Figures prior to fiscal 1998 have not been restated.

Principal Subsidiaries

		Voting and	Investment
	Principal	participating	value at cost(2)
Name	office address(1)	shares	(millions of dollars)

National Bank Acquisition Holding Inc.	Montreal, Canada	100%	1,669
National Bank Life Insurance Company	Montreal, Canada	100%	58
National Bank Insurance Firm Inc.	Montreal, Canada	100%	7
NBC Financial (UK) Ltd.(3)	London, United Kingdom	100%	88
1261095 Ontario Limited	Toronto, Canada	100%	79
National Bank Securities Inc.	Montreal, Canada	100%	25
Natcan Investment Management Inc.	Montreal, Canada	71%	14
National Bank Group Inc.	Montreal, Canada	100%	543
National Bank Financial & Co. Inc.	Montreal, Canada	100%	803
Natcan Insurance Company Limited	Bridgetown, Barbados	100%	49
Natcan Trust Company	Montreal, Canada	100%	367
FMI Acquisition Inc.	Montreal, Canada	100%	184
National Bank Trust Inc.	Montreal, Canada	100%	240
CABN Investments Inc.	Montreal, Canada	100%	1
Natcan Acquisition Holdings Inc.	Montreal, Canada	100%	278
National Bank Direct Brokerage Inc.	Montreal, Canada	100%	65
Altamira Investment Services Inc.	Toronto, Canada	100%	208
Innocap Investment Management Inc.	Montreal, Canada	100%	22
3562719 Canada Inc.	Montreal, Canada	100%	3
National Bank Realty Inc.	Montreal, Canada	100%	27
Assurances générales Banque Nationale (Gestion) Inc.	Montreal, Canada	90%	15
National Bank General Insurance Inc.	Montreal, Canada	100%	-
4166540 Canada Inc.	Calgary, Canada	100%	-
NBC Invest Trust	Montreal, Canada	100%	1,731
4166558 Canada Inc.	Calgary, Canada	100%	10
4166566 Canada Inc.	Calgary, Canada	100%	-
Natcan Holdings International Limited	Nassau, Bahamas	100%	452
National Bank of Canada (International) Limited	Nassau, Bahamas	100%	212
National Bank of Canada (Global) Limited	St. Michael, Barbados	100%	538
NB Capital Corporation	New York, United States	100%	178
NB Finance, Ltd.	Hamilton, Bermuda	100%	544
NatBC Holding Corporation	Florida, United States	100%	18
Natbank, National Association	Florida, United States	100%	-
NBC Trade Finance Limited	Hong Kong, China	100%	-
NBC Global Investment Inc.	Vancouver, Canada	100%	305

Principal Associated Companies

		Voting and	Investment at
	Principal	participating	book value(2)
Name	office address(1)	shares	(millions of dollars)

Alter Moneta Trust	Montreal, Canada	34.9%	40
Maple Financial Group Inc.	Toronto, Canada	24.8%	110

(1)
All the subsidiaries are incorporated under the laws of the province, state or country in which their principal office is located, except for NB Capital Corporation, which is incorporated under the laws of the State of Maryland, USA, and NatBC Holding Corporation, which is incorporated under the laws of the State of Delaware, USA.

(2)	The investment at cost is the book value stated on an equity basis as at October 31, 2006.

(3)	The subsidiary NBC Financial (UK) Ltd. has ceased operations.