Form 10-Q
period 2007-03-31
NB CAPITAL CORP
filed 2007-05-15
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number  1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2007
Common Stock
par value $0.01 per share	100

NB CAPITAL CORPORATION

Index

		Page
Part I.	FINANCIAL INFORMATION:

	Item 1(a). Financial Statements

	Balance Sheets -
	As of March 31, 2007 and December 31, 2006	1

	Statements of Income -
	For the three-month periods ended March 31, 2007 and 2006	2

	Statements of Stockholders’ Equity -
	For the three-month periods ended March 31, 2007 and 2006	3

	Statements of Cash Flows -
	For the three-month periods ended March 31, 2007 and 2006	4

	Notes to the financial statements	5

	Item 1(b). National Bank of Canada Summarized Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition	9
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4. Controls and Procedures	11

Part II.	OTHER INFORMATION :

	Item 5. Other Information	12

	Item 6. Exhibits	12

References to $ are to United States dollars; references to C$ are to Canadian dollars. On March 31, 2007, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.1546 = $1.00 and certain amounts stated herein reflect such exchange rate.

PART I FINANCIAL INFORMATION

ITEM 1(a). FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

	March 31,
	2007	December 31,
( in thousand of US dollars )	(Unaudited)	2006

	$	$
Assets

Current Assets
Cash and cash equivalents	64,348	90,212
Due from an affiliated company	17,171	8,801
Promissory notes - current portion	231,293	186,718
Prepaid expenses	34	34
Accrued interest on cash equivalents	26	47
Total Current Assets	312,872	285,812

Promissory notes	167,974	193,805
Total assets	480,846	479,617

Liabilities

Current Liabilities
Due to the parent company	364	365
Accounts payable	54	44
Total liabilities	418	409

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	3,664	2,444

Total stockholders' equity	480,428	479,208

Total liabilities and stockholders' equity	480,846	479,617

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three-month periods ended
	March 31,
( in thousand of US dollars, except per share amounts )	2007	2006

	$	$
Revenue
Interest income
Cash and cash equivalents	942	438
Promissory notes	6,973	8,144
Total revenue	7,915	8,582

Expenses
Servicing and advisory fees	364	421
Legal and other professional fees	61	49
Total expenses	425	470

Net income	7,490	8,112

Preferred stock dividends	6,270	6,270

Income available to common stockholders	1,220	1,842

Weighted-average number of common shares outstanding	100	100

Earnings per common share - basic and diluted	12	18

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Three-month periods ended
	March 31,
( in thousands of US dollars )	2007	2006

	$	$
Preferred stock
Balance, beginning and end of period	3	3

Common stock and paid-in capital
Balance, beginning and end of period	476,761	476,761

Retained earnings
Balance, beginning of period	2,444	2,328
Net income	7,490	8,112
Preferred stock dividends	(6,270)	(6,270)
Balance, end of period	3,664	4,170

Total stockholders' equity	480,428	480,934

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month periods ended
	March 31,
( in thousand of US dollars )	2007	2006

	$	$
OPERATING ACTIVITIES

Net income	7,490	8,112
Item not affecting cash resources :
Prepaid expenses	-	(1)
Due from an affiliated company	(8,370)	(36)
Due to the parent company	(1)	19
Accounts payable	10	(58)
Accrued interest receivable on cash equivalents	21	16

Net cash provided by operating activities	(850)	8,052

FINANCING ACTIVITIES

Dividends	(6,270)	(6,270)
Net cash used in financing activities	(6,270)	(6,270)

INVESTING ACTIVITIES

Investment in promissory notes	(118,363)	(82,898)
Repayments of promissory notes	99,619	33,406
Net cash used in investing activities	(18,744)	(49,492)

Cash and cash equivalents, beginning of period	90,212	59,901
Cash and cash equivalents, end of period	64,348	12,191

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007
(unaudited)
(in thousands of U.S. dollars)

1) Incorporation and nature of operations

NB Capital Corporation (the "Company") was incorporated under the laws of the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada (the “Bank”), the parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes (“Promissory notes”) issued by NB Finance, Ltd. (“NB Finance”), a wholly-owned subsidiary of the Bank.

2) Significant accounting policies

Financial statements

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

The interim financial statements for the three-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report for the year ended December 31, 2006 filed on Form 10-K. The interim financial statements may not be an indicator of the results anticipated in the full year.

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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month periods ended March 31, 2007 and 2006 are computed based on the number of common shares outstanding during the period.

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

The Promissory notes have maturities ranging from April 2007 to January 2015, at rates ranging from 5.00% to 10.15%, with a weighted average rate of approximately 6.92% per annum.

The fair value of the Promissory notes as at March 31, 2007 is $407,342. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2006	$380,523
Acquisitions	118,363
Principal repayments	(99,619)
Promissory notes as of March 31, 2007	$399,267

The scheduled principal repayments on a year end basis as of March 31, 2007 are as follows:

2007	$180,135
2008	$72,885
2009	$27,498
2010	$27,707
2011	$46,211
2012	$26,161
2013	$6,530
2014	$3,575
2015	$8,565

4) Transactions with an affiliated company

During the three-month periods ended March 31, 2007 and March 31, 2006, the Company earned interest from NB Finance on the Promissory notes in the amount of $6,973 ($8,144 in 2006)(see Note 3).

The amount of $17,171 due from an affiliate as of March 31, 2007 and $8,801 as of December 31, 2006 represents interest and principal repayments due on the Promissory notes from NB Finance.

5) Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2007 and March 31, 2006, fees of $25 ($25 in 2006) were charged to the Company.

5) Transactions with the parent company (continued)

Servicing agreement

The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2007 and March 31, 2006, the average outstanding balance of the collateralized mortgage loans were $508,662 and $556,827 respectively. During the three-month periods ended March 31, 2007 and March 31, 2006, fees of $339 ($396 in 2006) respectively, were charged to the Company.

Custodial agreement

The Bank holds all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2007 and March 31, 2006, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents

The Company received interest on cash and cash equivalents held with National Bank of Canada for the three-month periods ended March 31, 2007 and March 31, 2006 in the amounts of $942 and $438 respectively.

6) Stockholders' equity
(in U.S. Dollars)

Common stock

The Company is authorized to issue up to 1,000 shares of $ 0.01 par value common stock. To date:

•	100 shares have been authorized and issued to the Bank.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. To date:

•
300,000 shares of preferred stock have been authorized and issued as 8.35% Noncumulative Exchangeable Preferred Stock, Series A (“Series A Preferred Shares”), non-voting, ranked senior to the common stock and junior to the Adjustable Rate Cumulative Senior Preferred Shares, with a liquidation value of $1,000 per share, redeemable at the Company's option on or after September 3, 2007, except upon the occurrence of certain changes in tax laws in the United States or in Canada, on or after September 3, 2002. These Series A Preferred Shares are traded on the New York Stock Exchange in the form of Depository Shares, each Depository Share representing a one-fortieth interest therein.

•	Each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank.

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

ITEM 1(b).  NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of the Company states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank. Below is the summarized financial information for the Bank for the first quarter of its 2007 fiscal year which ended January 31, 2007.

Highlights

Quarter ended January 31
(unaudited)				%
	2007	2006		Change
Operating results
(millions of Canadian dollars)
Total revenues	$989	$971		2
Net income	240	217		11
Return on common shareholders' equity	20.7%	19.9%

Per common share
Earnings - basic	$1.45	$1.28		13
Earnings - diluted	1.43	1.26		13
Dividends declared	0.54	0.48		13
Book value	28.34	25.72		10
Stock trading range
High	66.59	63.90
Low	61.36	58.35
Close	64.29	61.75

	January 31	October 31
	2007	2006
Financial position
(millions of Canadian dollars)

Cash resources and securities	64,435	57,149		13
Loans and acceptances	48,591	50,488		(4)
Other assets	9,790	9,248		6
Total assets	$122,816	$116,885		5

Deposits	72,463	71,989		1
Other liabilities	42,717	38,083		12

Subordinated debentures	1,949	1,449		35
Non-controlling interest	714	576		24

Preferred shares	400	400		-
Common shares	1,583	1,566		1
Retained earnings	2,990	2,822		6
Total liabilities and shareholder's equity	$122,816	$116,885		5

Capital ratios - BIS
Tier 1	9.9%	9.9%
Total	14.0%	14.0	%(1)

Impaired loans, net of specific and general allowances	(196)	(192)
as a % of loans and acceptances	(0.4)%	(0.4)%

Assets under administration/management	235,378	228,749

(1)	Taking into account the issuances of $500 million of subordinated debentures on November 2, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
(in thousands of U.S. dollars)

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company’s management with respect to future events and the Company’s future performance and are subject to certain risks, uncertainties and assumptions. Should management’s current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

The Company was incorporated under the laws of the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300,000 Series A Preferred Shares and simultaneously, the Bank, the Company’s parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes (“Promissory notes”) issued by NB Finance, a wholly-owned subsidiary of the Bank.

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the first quarter ended March 31, 2007, compared to the same periods in 2006. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month periods ended March 31, 2007 and March 31, 2006, the Company reported net income of $7,490 and $8,112 respectively. Revenues, which were comprised mostly of interest income, were $7,915 and $8,582 respectively, and expenses were $425 and $470 respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Eigthy-eight percent of revenues for the three-month period ended March 31, 2007 and ninety-five percent of revenues for the three-month period ended March 31, 2006  were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 51 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. With respect to the revenues derived from the Mortgage Assets, the fourteen percent decrease in the three-month period ended March 31, 2007 is mainly due to the inclusion of shorter term Mortgage Loans in all new purchases which results in lower interest rates. The balance of the revenues results from interest on cash equivalents. These revenues derived from the interest on cash equivalents are higher in 2007 than 2006 due to an increase in the amount of the deposit and in the interest rate on term deposits held in NY (approximate average deposit of $84,500 with a rate of 4.75% in the first quarter of 2007 versus approximate average deposit of $42,000 with a rate ranking from 3.75% to 4.00% in the first quarter of 2006). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended March 31, 2007 and March 31, 2006 totaled $425 and $470, respectively, of which $364 and $421, respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $61 and $49 for the three-month periods ended March 31, 2007 and 2006, respectively.

During the three-month periods ended March 31, 2007 and March 31, 2006, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,270 and $6,270, on its Adjustable Rate Cumulative Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. Such dividends were paid on March 30, 2007 and March 31, 2006.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of March 31, 2007, $399,267 Mortgage Assets issued by NB Finance were collateralized by C$620,563 ($499,084) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of March 31, 2007, the Company had cash and cash equivalents of $64,348 representing 13.38% of total assets, compared to $90,212 representing 18.81% of total assets, as of December 31, 2006. It is expected that the Company will invest in additional Mortgage Assets once cash resources are close to, but not exceeding, 20% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company made a purchase of additional Mortgage Assets on February 22, 2007.

The Company’s primary business is to invest in promissory notes issued by NB Finance and then receive repayments of capital and interest on a monthly basis. For the three-month periods ended March 31, 2007 and March 31, 2006, the Company invested $118,363 and $82,898, respectively, into promissory notes and received $99,619 and $33,406, respectively, in repayments of capital.

The Company’s principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay of advisors, if any, of the Company.

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

There has been no significant change in the market risks faced by the Company since December 31, 2006. For information regarding the Company’s risks refer to the information under the caption ‘Disclosure About Market Risk’ below and to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The Company is attaching the revised Code of Ethics as of May 4, 2007 as an exhibit to this quarterly report.

ITEM 6.	EXHIBITS

Exhibit No.	Description

11	Computation of Earnings Per Share

14	Code of Ethics (as revised)

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date : May 15, 2007	/s/ Donna Goral
Donna Goral Chairman of the Board and President

Date : May 15, 2007	/s/ Jean Dagenais
Jean Dagenais Chief Financial Officer