Form 10-Q
period 2007-06-30
NB CAPITAL CORP
filed 2007-08-09
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission file number  1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2007
Common Stock
par value $0.01 per share	100

NB CAPITAL CORPORATION

Index

Page
Part I. FINANCIAL INFORMATION:

Item 1(a). Financial Statements

Balance Sheets -
As of June 30, 2007 and December 31, 2006	1

Statements of Income -
For the three-month and six-month periods ended June 30, 2007 and 2006	2

Statements of Stockholders’ Equity -
For the three-month and six-month periods ended June 30, 2007 and 2006	3

Statements of Cash Flows -
For the six-month periods ended June 30, 2007 and 2006	4

Notes to the financial statements	5

Item 1(b). National Bank of Canada Summarized Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II. OTHER INFORMATION:

Item 6. Exhibits	11

References to $ are to United States dollars; references to C$ are to Canadian dollars. On June 30, 2007, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.0654 = $1.00 and certain amounts stated herein reflect such exchange rate.

PART I FINANCIAL INFORMATION
ITEM 1(a). FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
( in thousands of US dollars )	(Unaudited)

	$	$
Assets

Current Assets
Cash and cash equivalents	91,994	90,212
Due from an affiliated company	18,730	8,801
Promissory notes - current portion	228,477	186,718
Prepaid expenses	20	34
Accrued interest on cash equivalents	24	47
Total Current Assets	339,245	285,812

Promissory notes	143,228	193,805
Total assets	482,473	479,617

Liabilities

Current Liabilities
Due to the parent company	387	365
Accounts payable	34	44
Total liabilities	421	409

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	5,288	2,444

Total stockholders' equity	482,052	479,208

Total liabilities and stockholders' equity	482,473	479,617

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three-month periods ended		Six-month periods ended
( in thousands of US dollars, except number	June 30,		June 30,
of common shares)	2007	2006	2007	2006

	$	$	$	$
Revenue
Interest income
Cash and cash equivalents	759	491	1,701	929
Promissory notes	7,614	7,928	14,587	16,072
Total revenue	8,373	8,419	16,288	17,001

Expenses
Servicing and advisory fees	387	406	751	827
Legal and other professional fees	92	74	153	123
Total expenses	479	480	904	950

Net income	7,894	7,939	15,384	16,051

Preferred stock dividends	6,270	6,269	12,540	12,539

Income available to common stockholders	1,624	1,670	2,844	3,512

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	16	17	28	35

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
( in thousands of US dollars )	2007	2006	2007	2006

	$	$	$	$
Preferred stock
Balance, beginning and end of period	3	3	3	3

Common stock and paid-in capital
Balance, beginning and end of period	476,761	476,761	476,761	476,761

Retained earnings
Balance, beginning of period	3,664	4,170	2,444	2,328
Net income	7,894	7,939	15,384	16,051
Preferred stock dividends	(6,270)	(6,269)	(12,540)	(12,539)
Balance, end of period	5,288	5,840	5,288	5,840

Total stockholders' equity	482,052	482,604	482,052	482,604

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month periods ended
	June 30,
( in thousands of US dollars )	2007	2006

	$	$
OPERATING ACTIVITIES

Net income	15,384	16,051
Item not affecting cash resources
Prepaid expenses	14	15
Due from an affiliated company	(9,929)	(7,016)
Due to the parent company	22	4
Accounts payable	(10)	(98)
Accrued interest receivable on cash equivalents	23	2

Net cash provided by operating activities	5,504	8,958

FINANCING ACTIVITIES

Dividends	(12,540)	(12,539)
Net cash used in financing activities	(12,540)	(12,539)

INVESTING ACTIVITIES

Investment in promissory notes	(191,298)	(82,898)
Repayments of promissory notes	200,116	95,915
Net cash used in investing activities	8,818	13,017

Cash and cash equivalents, beginning of period	90,212	59,901
Cash and cash equivalents, end of period	91,994	69,337

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007
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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2007 and 2006 are computed based on the number of common shares outstanding during the period.

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

The Promissory notes have maturities ranging from September 2007 to January 2015, at rates ranging from 5.00% to 10.15%, with a weighted average rate of approximately 6.96% per annum.

The fair value of the Promissory notes as at June 30, 2007 is $377,584. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2006	$380,523
Acquisitions	191,298
Principal repayments	(200,116)
Promissory notes as of June 30, 2007	$371,705

The scheduled principal repayments on a year end basis as of June 30, 2007 are as follows:

2007	$156,590
2008	$81,461
2009	$26,183
2010	$25,221
2011	$40,997
2012	$22,967
2013	$6,372
2014	$3,373
2015	$8,541

4) Transactions with an affiliated company

During the three-month and six-month periods ended June 30, 2007 and June 30, 2006, the Company earned interest from NB Finance on the Promissory notes in the amount of $7,614 ($7,928 in 2006) and $14,587 ($16,072 in 2006) (see Note 3).

The amount of $18,730 due from an affiliate as of June 30, 2007 and $8,801 as of December 31, 2006 represents interest and principal repayments due on the Promissory notes from NB Finance.

5) Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and six-month periods ended June 30, 2007 and June 30, 2006, fees of $25 ($25 in 2006) and $50 ($50 in 2006) were charged to the Company.

5) Transactions with the parent company (continued)

Servicing agreement

The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month and six-month periods ended June 30, 2007 and June 30, 2006, the average outstanding balance of the collateralized mortgage loans were $511,072 ($524,851 in 2006) and $509,867 ($540,839 in 2006) respectively. During the three-month and six-month periods ended June 30, 2007 and June 30, 2006, fees of $362 ($381 in 2006) and $701 ($777 in 2006) respectively, were charged to the Company.

Custodial agreement

The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and six-month periods ended June 30, 2007 and June 30, 2006, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents

The Company received interest on cash and cash equivalents held with the Bank for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 in the amounts of $759 ($491 in 2006) and $1,701 ($929 in 2006) respectively.

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

ITEM 1(b). NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of the Company states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank. Below is the summarized financial information for the Bank for the second quarter of its 2007 fiscal year which ended April 30, 2007.

Highlights

	Quarter ended April 30			Six months ended April 30
			%				%
(unaudited)	2007	2006	Change	2007	2006		Change
Operating results
(millions of Canadian dollars)
Total revenues	$1,022	$941	9	$2,011	$1,912		5
Net income	233	214	9	473	431		10
Return on common shareholders' equity	20.3%	20.4%		20.5%	20.2%

Per common share
Earnings - basic	$1.42	$1.29	10	$2.87	$2.57		12
Earnings - diluted	1.40	1.26	11	2.83	2.52		12
Dividends declared	0.54	0.48	13	1.08	0.96		13
Book value				28.92	25.77		12
Stock trading range
High	65.87	65.60		66.59	65.60
Low	61.96	61.35		61.36	58.35
Close	61.96	62.34		61.96	62.34

Financial position				April 30	October 31
(millions of Canadian dollars)				2007	2006

Cash resources and securities				71,507	57,149		25
Loans and acceptances				53,246	50,488		5
Other assets				11,927	9,248		29
Total assets				$136,680	$116,885		17

Deposits				76,791	71,989		7
Other liabilities				52,034	38,083

Subordinated debentures				1,935	1,449		34
Non-controlling interest				908	576

Preferres shares				400	400
Common shares				1,576	1,566
Retained earnings				3,036	2,822
Total liabilities and shareholder's equity				$136,680	$116,885

Capital ratios - BIS
Tier 1				9.3%	9.9%
Total				13.3%	14.0	%(1)

Impaired loans, net of specific and general allowances				(198)	(192)
as a % of loans and acceptances				(0.4)%	(0.4)%

Assets under administration/management				243,004	228,749

(1)	Taking into account the issuances of $500 million of subordinated debentures on November 2, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the second quarter ended June 30, 2007, compared to the same periods in 2006. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month and six-month periods ended June 30, 2007 and June 30, 2006, the Company reported net income of $7,894 ($7,939 in 2006) and $15,384 ($16,051 in 2006) respectively. Revenues for the three-month and six-month periods ended June 30, 2007 and June 30, 2006, which were comprised mostly of interest income, were $8,373 ($8,419 in 2006) and $16,288 (17,001 in 2006) respectively, and expenses were $479 ($480 in 2006) and $904 ($950 in 2006) respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-one percent of revenues for the three-month period ended June 30, 2007 and ninety-four percent of revenues for the three-month period ended June 30, 2006 were derived from the Mortgage Assets issued by NB Finance. Ninety percent of revenues for the six-month period ended June 30, 2007 and ninety-five percent of revenues for the six-month period ended June 30, 2006 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 52 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. With respect to the revenues derived from the Mortgage Assets, the four percent decrease in the three-month period ended June 30, 2007 and the nine percent decrease in the six-month period ended June 30, 2007 is mainly due to the inclusion of shorter term Mortgage Loans in all new purchases which results in lower interest rates. The balance of the revenues results from interest on cash equivalents. These revenues derived from the interest on cash equivalents are higher in 2007 than 2006 due to an increase in the amount of the deposit and in the interest rate on term deposits held in NY (approximate average deposit of $63,900 with a rate of 4.75% in the second quarter of 2007 versus approximate average deposit of $43,125 with a rate ranking from 4.25% to 4.50% in the second quarter of 2006). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 totaled $479 ($480 in 2006) and $904 ($950 in 2006), respectively, of which $387 ($406 in 2006) and $751 ($827 in 2006), respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $92 ($74 in 2006) and $153 ($123 in 2006) for the three-month and six-month periods ended June 30, 2007 and 2006, respectively.

During the three-month and six-month periods ended June 30, 2007 and June 30, 2006, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,270 ($6,269 in 2006) and $12,540 ($12,539 in 2006) on its Adjustable Rate Cumulative Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. Such dividends were paid on June 29, 2007 and June 30, 2006.

Capital Resources and Liquidity
(in thousands of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of June 30, 2007, $371,705 Mortgage Assets issued by NB Finance were collateralized by C$570,799 ($464,631) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of June 30, 2007, the Company had cash and cash equivalents of $91,994 representing 19.07% of total assets, compared to $90,212 representing 18.81% of total assets, as of December 31, 2006. Because the Company has cash resources close to, but not exceeding, 20% of total assets, the Company will invest in additional Mortgage Assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company made a purchase of additional Mortgage Assets on February 22, 2007 and on April 25, 2007.

The Company’s primary business is to invest in Promissory notes issued by NB Finance and then receive repayments of capital and interest on a monthly basis. For the six-month periods ended June 30, 2007 and June 30, 2006, the Company invested $191,298 and $82,898, respectively, into Promissory notes and received $200,116 and $95,915, respectively, in repayments of capital.

The Company’s principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay advisors, if any, of the Company.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NB CAPITAL CORPORATION

Date : August 9, 2007	/s/ Donna Goral
Donna Goral Chairman of the Board and President

Date : August 9, 2007	/s/ Jean Dagenais
Jean Dagenais Chief Financial Officer