Form 10-Q
period 2007-09-30
NB CAPITAL CORP
filed 2007-11-13
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________

Commission file number  1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2007
Common Stock
par value $0.01 per share	100

NB CAPITAL CORPORATION

Index

Page
Part I. FINANCIAL INFORMATION:

Item 1(a). Financial Statements

Balance Sheets –
As of September 30, 2007 and December 31, 2006	1

Statements of Income –
For the three-month and nine-month periods ended September 30, 2007 and 2006	2

Statements of Stockholders’ Equity –
For the three-month and nine-month periods ended September 30, 2007 and 2006	3

Statements of Cash Flows –
For the nine-month periods ended September 30, 2007 and 2006	4

Notes to the financial statements	5

Item 1(b). National Bank of Canada Summarized Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II. OTHER INFORMATION :

Item 5. Other Information	11

Item 6. Exhibits	11

References to $ are to United States dollars; references to C$ are to Canadian dollars. On September 30, 2007, the Canadian dollar exchange rate posted by the Bank of Canada was C$0.9948 = $1.00 and certain amounts stated herein reflect such exchange rate.

PART I FINANCIAL INFORMATION
ITEM 1(a). FINANCIAL STATEMENTS

NB CAPITAL CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2007	2006
( in thousands of US dollars )	(Unaudited)

	$	$
Assets

Current Assets
Cash and cash equivalents	3,499	90,212
Due from an affiliated company	14,924	8,801
Promissory notes - current portion	272,645	186,718
Prepaid expenses	53	34
Accrued interest on cash equivalents	1	47
Total Current Assets	291,122	285,812

Promissory notes	192,423	193,805
Total assets	483,545	479,617

Liabilities

Current Liabilities
Due to the parent company	402	365
Accounts payable	84	44
Total liabilities	486	409

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	6,295	2,444

Total stockholders' equity	483,059	479,208

Total liabilities and stockholders' equity	483,545	479,617

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
( in thousands of US dollars, except per share amounts)	2007	2006	2007	2006

	$	$	$	$
Revenue
Interest income
Cash and cash equivalents	1,126	697	2,827	1,626
Promissory notes	6,627	7,356	21,214	23,428
Total revenue	7,753	8,053	24,041	25,054

Expenses
Servicing and advisory fees	402	399	1,153	1,226
Legal and other professional fees	74	64	227	187
Total expenses	476	463	1,380	1,413

Net income	7,277	7,590	22,661	23,641

Preferred stock dividends	6,270	6,269	18,810	18,808

Income available to common stockholders	1,007	1,321	3,851	4,833

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	10	13	39	48

 See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
( in thousands of US dollars )	2007	2006	2007	2006

	$	$	$	$
Preferred stock
Balance, beginning and end of period	3	3	3	3

Common stock and paid-in capital
Balance, beginning and end of period	476,761	476,761	476,761	476,761

Retained earnings
Balance, beginning of period	5,288	5,840	2,444	2,328
Net income	7,277	7,590	22,661	23,641
Preferred stock dividends	(6,270)	(6,269)	(18,810)	(18,808)
Balance, end of period	6,295	7,161	6,295	7,161

Total stockholders' equity	483,059	483,925	483,059	483,925

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month periods ended
	September 30,
( in thousands of US dollars )	2007	2006

	$	$
OPERATING ACTIVITIES

Net income	22,661	23,641
Item not affecting cash resources :
Prepaid expenses	(19)	(19)
Due from an affiliated company	(6,123)	(893)
Due to the parent company	37	(3)
Accounts payable	40	(82)
Accrued interest receivable on cash equivalents	46	2

Net cash provided by operating activities	16,642	22,646

FINANCING ACTIVITIES

Dividends	(18,810)	(18,808)
Net cash used in financing activities	(18,810)	(18,808)

INVESTING ACTIVITIES

Investment in promissory notes	(381,309)	(174,604)
Repayments of promissory notes	296,764	152,492
Net cash used in investing activities	(84,545)	(22,112)

Cash and cash equivalents, beginning of period	90,212	59,901
Cash and cash equivalents, end of period	3,499	41,627

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and nine-month periods ended  September 30, 2007 and 2006 are computed based on the number of common shares outstanding during the period.

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

The Promissory notes have maturities ranging from February 2008 to January 2015, at rates ranging from 5.37% to 10.15%, with a weighted average rate of approximately 6.44% per annum.

The fair value of the Promissory notes as at September 30, 2007 is $471,809. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2006	$380,523
Acquisitions	381,309
Principal repayments	(296,764)
Promissory notes as of September 30, 2007	$465,068

The scheduled principal repayments on a year end basis as of September 30, 2007 are as follows:

2007	$80,749	2012	$20,745
2008	$236,724	2013	$6,025
2009	$48,328	2014	$2,974
2010	$23,258	2015	$8,541
2011	$37,724

4) Transactions with an affiliated company

During the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, the Company earned interest from NB Finance on the Promissory notes in the amount of $6,627 ($7,356 in 2006) and $21,214 ($23,428 in 2006) (see Note 3).

The amount of $14,924 due from an affiliate as of September 30, 2007 and $8,801 as of December 31, 2006 represents interest and principal repayments due on the Promissory notes from NB Finance.

5) Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, fees of $25 ($25 in 2006) and $75 ($75 in 2006) were charged to the Company.

5) Transactions with the parent company (continued)

Servicing agreement
The Bank services and administers the Promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, the average outstanding balance of the collateralized mortgage loans were $526,687 ($529,705 in 2006) and $515,474 ($537,128 in 2006) respectively. During the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, fees of $377 ($374 in 2006) and $1,078 ($1,151 in 2006) respectively, were charged to the Company.

Custodial agreement
The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents
The Company received interest on cash and cash equivalents held with the Bank for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 in the amounts of $1,126 ($697 in 2006) and $2,827 ($1,626 in 2006) respectively.

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

Note 6 of the Notes to the Financial Statements of the Company states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank. Below is the summarized financial information for the Bank for the third quarter of its 2007 fiscal year which ended July 31, 2007.

Highlights

	Quarter ended July 31		Nine months ended July 31
(unaudited)	2007	2006	% Change	2007	2006		% Change
Operating results
(millions of Canadian dollars)
Total revenues	$1,010	$921	10	$3,021	$2,833		7
Net income	243	220	10	716	651		10
Return on common shareholders’ equity	20.6%	20.2%		20.6%	20.2%
Per common share
Earnings - basic	$1.49	$1.32	13	$4.36	$3.89		12
Earnings - diluted	1.48	1.30	14	4.31	3.83		13
Dividends declared	0.60	0.50	20	1.68	1.46		15
Book value				28.70	26.57		8
Stock trading range
High	66.14	62.69		66.59	65.60
Low	60.61	56.14		60.61	56.14
Close	60.93	58.55		60.93	58.55

				July 31 2007	October 31 2006
Financial Position
(millions of Canadian dollars)
Cash resources and securities				61,672	57,149		8
Loans and acceptances				51,799	50,670		2
Other assets				10,803	8,982		20
Total assets				$124,274	$116,801		6

Deposits				72,265	71,917		0
Other liabilities				44,336	38,071

Subordinated debentures				1,882	1,449		30
Non-controlling interest				861	576

Preferres shares				400	400
Common shares				1,567	1,566
Contributed surplus				33	21
Retained earnings				3,070	2,893
Accumulated other comprehensive income (loss)				(140)	(92)
Total liabilities and shareholder’s equity				$124,274	$116,801

Capital ratios - BIS
Tier 1				9.4%	9.9%
Total				13.4%	14.0%	(1)

Impaired loans, net of specific and general allowances				(198)	(192)
as a % of loans and acceptances				(0.4)%	(0.4)%

Assets under administration/management				242,269	228,749

(1) Taking into account the issuances of $500 million of subordinated debentures on November 2, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the third quarter ended September 30, 2007, compared to the same periods in 2006. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, the Company reported net income of $7,277 ($7,590 in 2006) and $22,661 ($23,641 in 2006) respectively. Revenues for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, which were comprised of interest income on promissory notes and cash and cash equivalents, were $7,753 ($8,053 in 2006) and $24,041 (25,054 in 2006) respectively, and expenses were $476 ($463 in 2006) and $1,380 ($1,413 in 2006) respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Eighty-five percent of revenues for the three-month period ended September 30, 2007 and ninety-one percent of revenues for the three-month period ended September 30, 2006 were derived from the Mortgage Assets issued by NB Finance. Eighty-eight percent of revenues for the nine-month period ended September 30, 2007 and ninety-four percent of revenues for the nine-month period ended September 30, 2006 were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 49 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. With respect to the revenues derived from the Mortgage Assets, the ten percent decrease in the three-month period ended September 30, 2007 and the nine percent decrease in the nine-month period ended September 30, 2007 is mainly due to the inclusion of shorter term Mortgage Loans in all new purchases which results in lower interest rates. The balance of the revenues results from interest on cash equivalents. These revenues derived from the interest on cash equivalents are higher in 2007 than 2006 due to an increase in the amount of the deposit and in the interest rate on term deposits held in NY (approximate average deposit of $92,745 with a rate ranking from 4.25% to 4.75% in the third quarter of 2007 versus approximate average deposit of $58,409 with a rate ranking from 4.50% to 4.75% in the third quarter of 2006). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 totaled $476 ($463 in 2006) and $1,380 ($1,413 in 2006), respectively, of which $402 ($399 in 2006) and $1,153 ($1,226 in 2006), respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $74 ($64 in 2006) and $227 ($187 in 2006) for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively.

During the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,270 ($6,269 in 2006) and $18,810 ($18,808 in 2006) on its Adjustable Rate Cumulative Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. Such dividends were paid on September 28, 2007 and September 29, 2006.

Capital Resources and Liquidity
(in thousands of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of September 30, 2007, $465,068 Mortgage Assets issued by NB Finance were collateralized by C$677,258 ($581,335) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of September 30, 2007, the Company had cash and cash equivalents of $3,499 representing 0.72% of total assets, compared to $90,212 representing 18.81% of total assets, as of December 31, 2006. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company made a purchase of additional Mortgage Assets on February 22, 2007, on April 25, 2007, on August 27 and on September 26, 2007.

The Company’s primary business is to invest in Promissory notes issued by NB Finance and then receive repayments of capital and interest on a monthly basis. For the nine-month periods ended September 30, 2007 and September 30, 2006, the Company invested $381,309 and $174,604, respectively, into Promissory notes and received $296,764 and $152,492, respectively, in repayments of capital.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Non applicable

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

NB CAPITAL CORPORATION

Date : November 13, 2007	/s/ Donna Goral
Donna Goral
Chairman of the Board and President

Date : November 13, 2007	/s/ Jean Dagenais
Jean Dagenais
Chief Financial Officer