Form 10-K
period 2007-12-31
NB CAPITAL CORP
filed 2008-03-28
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ________ to ________.

Commission File Number: 1-14103

NB CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2063921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 East 55TH Street, 31st Floor
New York, New York	10022
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: 1-866-517-5455

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large Accelerated Filer ☐        Accelerated Filer ☐
Non-Accelerated Filer ☒      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007 and March 28, 2008, 100 shares of the Registrant’s Common Stock, par value $.01, were outstanding, and were all owned by National Bank of Canada. There is no market for the Registrant’s Common Stock.

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

By their very nature, such forward-looking statements require us to make assumptions and involve inherent risks and uncertainties, both general and specific. There is significant risk that express or implied projections contained in such statements will not materialize or will not be accurate. A number of factors could cause actual future results, conditions, actions or events to differ materially from the targets, expectations, estimates or intentions expressed in the forward-looking statements. Such differences may be caused by factors, many of which are beyond the Company’s control, which include, but are not limited to, market and liquidity risks; the strength of the Canadian and United States economies; the impact of the movement of the U.S. dollar relative to other currencies, particularly the Canadian dollar; the effects of changes in monetary policy, including changes in interest rate policies of the Federal Reserve System and the Bank of Canada; the impact of changes in the laws and regulations regulating real estate investment trusts; judicial judgments and legal proceedings; changes in the accounting policies and methods the Company uses to report its financial condition, including uncertainties associated with critical accounting assumptions and estimates; operational and infrastructure risks; other factors that may affect future results, including changes in trade policies, changes in estimates relating to reserves, changes in tax laws; natural disasters; the possible impact on the business from public health emergencies, conflicts, other international events and other developments, including those relating to the war on terrorism; and the Company’s success in anticipating and managing the foregoing risks.

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

EXCHANGE RATE

References to “$” are to United States dollars; references to “C$” are to Canadian dollars. As of December 31, 2007, the Canadian dollar exchange rate was C$0.9913 = $1.00 and certain amounts stated herein reflect such exchange rate. The exchange rate was obtained from the Bank of Canada.

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

The Company's principal business objective is to acquire, hold, finance and manage assets consisting of obligations secured by real property ("Mortgage Assets") as well as certain other qualifying real estate investment trust ("REIT") assets. The Mortgage Assets currently consist of 51 "hypothecation" loans issued to the Company by NB Finance, Ltd. ("NB Finance"), a Bermuda corporation and a wholly owned subsidiary of the Bank, that are recourse only to the Canada Mortgage and Housing Corporation insured residential first mortgage loans ("Mortgage Loans"). Hypothecation loans are loans secured by the pledge of mortgages as security therefor. The Mortgage Loans consist of 51 pools of, as at December 31, 2007, an aggregate 10,727 residential first mortgages insured by Canada Mortgage and Housing Corporation, an agency of the Government of Canada ("CMHC"), that are secured by real property located in Canada. The Company has acquired and expects to continue to acquire its Mortgage Assets from the Bank and affiliates of the Bank. The Company may also from time to time, however, acquire Mortgage Assets from unrelated third parties.

The Bank administers the day-to-day operations of the Company pursuant to an Advisory Agreement, between the Bank and the Company (the "Advisory Agreement"). The Bank also services the Mortgage Loans pursuant to a Servicing Agreement, between the Bank and NB Finance (the "Servicing Agreement"). Pursuant to an Assignment Agreement, NB Finance has assigned to the Company all of its right, title and interest in the Servicing Agreement. Such contractual arrangements are further described elsewhere in this annual report on Form 10-K, including without limitation the sections under the captions of “Advisory Agreement” and “Servicing Agreement” in Item 1 of this annual report.

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

Holders of the Series A Preferred Shares, by purchasing the Series A Preferred Shares, have agreed to be bound by the unconditional obligation to exchange such Series A Preferred Shares for the Bank Preferred Shares upon the occurrence of an Exchange Event. The obligation of the holders of the Series A Preferred Shares to surrender such shares and the obligation of the Bank to issue the Bank Preferred Shares in exchange for the Series A Preferred Shares may be enforced by the Bank or such holders, respectively, against the other.

Upon the occurrence of an Exchange Event, the Bank Preferred Shares to be issued as part of the automatic exchange would constitute a newly issued series of First Preferred Shares of the Bank and would constitute 100% of the issued and outstanding Bank Preferred Shares. The Bank Preferred Shares would have the same liquidation preference and be subject to redemption on the same terms as the Series A Preferred Shares (except that there would be no redemption for certain tax-related events). Any accrued and unpaid dividends on the Series A Preferred Shares as of the Time of Exchange would be accounted for as accrued and unpaid dividends on the Bank Preferred Shares. The Bank Preferred Shares would rank pari passu, in terms of dividend payments and liquidation preference, with, or senior to, any outstanding First Preferred Shares of the Bank. The Bank Preferred Shares would not entitle the holders to vote except in certain circumstances. Dividends on the Bank Preferred Shares would be non-cumulative and payable at the rate of 8.45% per annum of the liquidation preference, if, when and as declared by the Board of Directors of the Bank. The Bank does not intend to apply for listing of the Bank Preferred Shares on any national securities exchange. Absent the occurrence of an Exchange Event, however, the Bank will not issue any Bank Preferred Shares, although the Bank will be able to issue First Preferred Shares in series other than that of the Bank Preferred Shares. There can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained.

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

The Advisory Agreement was entered into on September 3, 1997 for an initial term of one year, and has been renewed every year for additional one-year periods. The Advisory Agreement was renewed on March 19, 2007 and expired on March 19, 2008. The last renewal was dated March 17, 2008 for an additional one-year period. The Company may terminate the Advisory Agreement at any time upon 60 days’ prior written notice. As long as any of the Series A Preferred Shares or Depository Shares remain outstanding, any decision by the Company to renew, terminate or modify the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Bank received an advisory fee equal to $100,000 for fiscal year 2007, and subject to renewal of the Advisory Agreement under the same terms, will be entitled to receive the same amount for fiscal year 2008, payable in equal quarterly instalments for the advisory and management services provided by it to the Company. Payment of such fees is subordinated to payments of dividends on the Series A Preferred Shares and, accordingly, the Depository Shares.

Servicing Agreement

The Mortgage Loans are serviced by the Bank pursuant to the terms of the Servicing Agreement. The Bank receives a fee equal to 0.25% per annum on the principal balances (in $) of the loans serviced.

The Servicing Agreement, dated as of September 3, 1997, had an initial term of one year, and has been renewed every year for additional one-year periods. The last renewal was made on May 4, 2007 for a one-year period beginning on June 28, 2007 and ending on June 28, 2008. The Servicing Agreement requires the Bank to service Mortgage Loans in a manner generally consistent with normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans, with any servicing guidelines promulgated by the Company and with relevant government agency guidelines and procedures. The Servicing Agreement requires the Bank to service Mortgage Loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its other affiliates (including NB Finance). The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues mortgage insurance claims and supervises foreclosure proceedings on any Mortgage Loans it services. The Bank also provides accounting and reporting services with respect to such Mortgage Loans. The Servicing Agreement requires the Bank to follow such collection procedures as are customary in normal mortgage servicing practices of prudent mortgage lending institutions that service mortgage loans of the same type as the Mortgage Loans. The Bank may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to a third party subject to the prior written approval of the Company. The Bank will not, in connection with subcontracting any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligation to the Company to perform its obligations under the Servicing Agreement. As of the date of this Form 10-K, the Bank has not subcontracted any of its obligations under the Servicing Agreement.

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

When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Bank generally will enforce any "due-on-sale" clause contained in the Mortgage Loan, to the extent permitted under applicable law and governmental regulations. A "due-on-sale" clause states that the Mortgage loan must be paid when the mortgaged property is sold. The terms of a particular Mortgage Loan or applicable law, however, may provide that the Bank is prohibited from exercising the "due-on-sale" clause under certain circumstances related to the security underlying the Mortgage Loan and the buyer's ability to fulfill the obligations there under. Upon any assumption of a Mortgage Loan by a transferee, a nominal fee is typically required, which sum will be retained by the Bank as additional servicing compensation.

Investment Policy

The Company’s principal business objective is to acquire, hold, finance and manage Mortgage Assets as well as certain other qualifying REIT assets. The Company's current investment policy is to invest around 80% of its portfolio in Mortgage Assets issued by NB Finance and the remainder in any other assets eligible to be held by a REIT. Such other assets include Mortgage Loans, residential mortgage loans, mortgage-backed securities, commercial mortgage loans, partnership interests, cash, cash equivalents, government securities and shares or interests in other REITs. As of December 31, 2007, Mortgage Assets issued by NB Finance comprised 94.03% of the Company’s portfolio.

The Company expects to continue to follow the foregoing investment policy approved by the Board of Directors on December 6, 2000. However, this policy may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's common or preferred stockholders. All investments will be made primarily for income.

Description of the Mortgage Assets

The Mortgage Assets are comprised of 51 hypothecation loans issued by NB Finance to the Company. As of December 31, 2007, the principal amount of the Mortgage Assets was approximately $450 million. Each of the 51 hypothecation loans comprising the Mortgage Assets issued by NB Finance is secured by a pool of Mortgage Loans. As of December 31, 2007, the Mortgage Loans were comprised of, in the aggregate, 10,727 Mortgage Loans in an aggregate amount of approximately C$641 million ($647 million). The value of each pool of Mortgage Loans comprising the Mortgage Assets exceeds the principal amount of the hypothecation loan that it secures. Accordingly, the Mortgage Assets issued by NB Finance are over collateralized by the Mortgage Loans. As of December 31, 2007, the aggregate amount of such over collateralization is $197 million. The Company acquired the Mortgage Assets issued by NB Finance pursuant to the terms of a loan agreement with NB Finance.

Each Mortgage Asset issued by NB Finance is recourse only to the Mortgage Loans securing such Mortgage Asset. Each pool of Mortgage Loans is comprised of entirely CMHC-insured residential first mortgages. Each Mortgage Asset issued by NB Finance is further secured by the residential real properties underlying such CMHC-insured first mortgages. Such residential real properties are located primarily in Quebec, Ontario and New Brunswick in Canada. Since the Mortgage Loans are insured by an agency of the Government of Canada, the Company expects little or no loss of principal or interest. However, CMHC insurance does not guarantee timely payment of interest and principal. The Mortgage Assets have maturities ranging from February 2008 to January 2015. The Mortgage Assets pay interest at rates ranging from 5.37% to 10.15%, with a weighted-average rate of approximately 6.21% per annum.

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

Description of the Mortgage Loans

All of the Mortgage Loans were originated in accordance with underwriting policies customarily employed by the Bank, or with underwriting policies acceptable to the Bank. With respect to its underwriting policies, the Bank will not make any residential mortgage loans that exceed a loan to value ratio of 80% unless such loan is insured. If the residential mortgage loan is CMHC-insured (i) a cash down payment of between 5% and 24.9% is required, (ii) the monthly payment for capital, interest, taxes and heating must not exceed 32% of the gross monthly revenue of the borrower and (iii) the monthly payment for capital, interest, taxes, heating and all other monthly payments (including, without limitation, personal loans, lease payments and credit card debt service) must not exceed 40% of the net monthly revenue of the borrower. Additionally, for all mortgage loans, an external credit check must be positive. When a loan is insured, an additional amount may be added to the principal amount of the mortgage loan representing the premium related thereto. The premium rates vary in accordance with the principal amount of the loan. Generally, the greater the loan to value ratio, the greater the premium rate. As is generally the case in the Canadian residential mortgage business, such underwriting policies are derived from CMHC - approved underwriting criteria.

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

Employees

Under the Advisory Agreement, the Bank administers the day-to-day operations and affairs of the Company and bears employment expenses, including salaries, wages, payroll taxes and costs of employee benefit plans, of its personnel providing such day-to-day services to the Company. Currently the Company is using the services of employees of the Bank, all of whom receive compensation solely from the Bank pursuant to the Advisory Agreement. The Company does not anticipate that it will require any additional employees because the Company retains the Bank to perform certain functions pursuant to the Advisory Agreement. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and of any of the Bank's affiliates.

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

As of October 31, 2007, the Bank held approximately C$15.9 billion of residential mortgage assets and 79.1% of such mortgages were located in Quebec, the Bank's principal place of business. The major competitor of the Bank in Quebec is the Caisses Populaires Desjardins (a credit union). According to the Bank’s economics and strategy department, the market share of the Bank for such mortgages in Quebec is approximately 14.44% compared with a significantly greater market share for Caisses Populaires Desjardins.

ITEM 1A. RISK FACTORS

In order to maintain its REIT Status, the Company must maintain certain compliance ratios. If the Company fails to respect the compliance ratios then it would risk losing its REIT status as well as having to pay a penalty. As at December 31, 2007 the Company had respected the compliance ratios.

The Company believes that there are no other significant risk factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The principal executive offices of the Company were located in the U.S. branch office of the Bank at 65 East 55th Street, New York, New York 10022 on December 31, 2007. Such office use is covered by the Advisory Agreement described in Item 1 of this report, and the Company does not pay rents separately. The Company neither owns nor leases any properties.

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

For the year ended December 31, 2006, the Company paid one dividend with respect to the Common Stock in an amount of $6,000,000. For the year ended December 31, 2007, the Company paid one dividend with respect to the Common Stock in an amount of $6,000,000.

On January 19, 1998, the Company sold 110 shares of its Adjustable Rate Cumulative Senior Preferred Shares, par value $.01 per share (the "Senior Preferred Shares") in a private placement. The Senior Preferred Shares are not and were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Preferred Shares were offered to (a) accredited investors (as defined in Rule 501(a) of Regulation D under the Securities Act) in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act relating to transactions not involving a public offering and (b) certain directors and officers of the Company and its affiliates who reside in Canada and who were able to make certain representations and warranties pursuant to Regulation S of the Securities Act. Investors were required to complete an Investor Questionnaire to verify their status as: (a) an accredited investor or (b) a resident of Canada. The Senior Preferred Shares are not convertible or exchangeable. The Senior Preferred Shares were offered and sold for $3,000 each or $330,000 in the aggregate and the proceeds were used to meet the working capital needs of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial information. The financial information as of December 31, 2005, 2006, and 2007 and for each of the three years in the period ended December 31, 2007 have been derived from, and should be read together with, our audited financial statements and the accompanying notes included in Item 8 of this report. The financial information as of December 31, 2003 and 2004 and for each of the two years in the period ended December 31, 2004 have been derived from our audited financial statements not included in this report. The financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our audited financial statements and related notes in Item 8.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Statement of Income Data:
Operating Revenues	$31,911,117	$33,044,255	$35,342,570	$36,322,291	$37,895,366
Income from Operations	$30,019,332	$31,194,038	$33,344,602	$34,459,040	$36,103,421
Income from Operations / Common Share	$300,193	$311,940	$333,446	$344,590	$361,034
Balance Sheet Data:
Total assets	$478,638,397	$479,617,056	$479,610,581	$477,763,501	$478,884,177
Total liabilities	$490,763	$409,054	$518,994	$444,371	$456,663
Stockholders’ Equity	$478,147,634	$479,208,002	$479,091,587	$477,319,130	$478,427,514
Cash Dividends Declared / Common Share	$60,000	$60,000	$65,000	$105,000	$145,000

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

Results of Operations

Income from operations for the year ended December 31, 2007 decreased by $1,174,706 or 3.77 % over the prior year ended December 31, 2006, which decreased by $2,150,564 or 6.45 % over the prior year ended December 31, 2005. Operating revenues for the year ended December 31, 2007, the year ended December 31, 2006 and the year ended December 31, 2005, each of which were comprised entirely of interest income, were $31,911,117, $33,044,255 and $35,342,570, respectively. The decrease in 2007 was mainly due to lower interest rates on newly acquired Mortgage Assets as well as a lower average outstanding balance of Promissory notes in 2007 of $415,817,379 compared to $421,443,401 in 2006. Because the Company has elected to be taxed as a REIT, no income tax was recorded during the year except for non-resident income taxes withheld.

Ninety percent of revenues were derived from the Mortgage Assets issued by NB Finance. The Mortgage Assets issued by NB Finance are collateralized by the Mortgage Loans that consist of 51 pools of residential first mortgages insured by CMHC and that are secured by real property located in Canada. The balance of the revenues resulted from interest on a bank account and term deposits.

Expenses for the year ended December 31, 2007, the year ended December 31, 2006 and the year ended December 31, 2005 totalled $1,891,785, $1,850,217 and $1,997,968, respectively. Servicing and advisory fees for the year ended December 31, 2007, the year ended December 31, 2006 and the year ended December 31, 2005 totalled $1,572,053, $1,590,939 and $1,614,444, respectively. Pursuant to the Servicing Agreement and the Advisory Agreement, the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Other professional fees include payment to the transfer agent, external accounting fees and miscellaneous expenses.

During the year ended December 31, 2007, the Board of Directors authorized dividends of, in the aggregate, $25,079,700 on Preferred Stock (i.e., Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares) and a dividend of $6,000,000 on Common Stock.

Capital Resources and Liquidity

The Company’s revenues are derived primarily from interest payments on the Mortgage Assets. As of December 31, 2007, $450 million of Mortgage Assets issued by NB Finance were over-collateralized by C$641 million ($647 million) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it does not expect to acquire any capital assets in the foreseeable future.

As of December 31, 2007, the Company had cash resources of $16,887,030, or 3.53% of total assets compared to $90,211,545 or 18.81% of total assets as of December 31, 2006. It is expected that the Company will invest in additional Mortgage Assets when cash resources reach 20% of total assets. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007, and such adoption did not have any impact on the Company’s consolidated financial position and results of operations, because the Company qualified as a REIT, distributed the necessary amount of taxable income and therefore, incurred no income tax expense.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company does not believe that the implementation of this standard will have a material impact on its financial position or results of operations.

On September 15, 2006, FASB issued FASB Statement No.157, "Fair Value Measurements" ("FAS 157"), which establishes a framework for measuring fair value in GAAP, and is applicable to other accounting pronouncements where fair value is considered to be the relevant measurement attribute. FAS 157 also expands disclosures about fair value measurements and will be effective for the Company on January 1, 2008. However, the Company does not believe that this standard will have a material impact on its financial reporting and disclosure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are contained on pages F-1 through F-10 of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Statement of Income Data:
Operating Revenues	$7,915,138	$8,373,052	$7,752,169	$7,870,758
Income from Operations	$7,490,193	$7,894,397	$7,275,316	$7,359,426
Income from Operations / Common Share	$74,902	$78,944	$72,753	$73,594

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Statement of Income Data:
Operating Revenues	$8,582,146	$8,418,561	$8,053,293	$7,990,255
Income from Operations	$8,112,007	$7,938,669	$7,590,538	$7,552,824
Income from Operations / Common Share	$81,120	$79,387	$75,905	$75,528

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of the assets of the Company; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and the directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

During the fiscal year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15d-14(f) under the Securities Exchange Act of 1934).

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth our directors and executive officers as of December 31, 2007:

Name	Age	Position and Offices Held	Director Since
Christian Dubé	51	Director and Member of the Audit Committee	2001

Donna Goral	50	Director, Chairman of the Board and President	2001

Alain Michel	58	Director and Chairman of the Audit Committee	1997

Monique Baillergeau	49	Director and Vice President	2003

Hoda Abdelmessih	53	Director and Vice President	2004

Vincent Lima	50	Director and Vice President	2006

Jean Dagenais	49	Chief Financial Officer	N/A

James J. Hanks, Jr. (Secretary), Vanessa Fontana (Assistant Secretary), Martin-Pierre Boulianne (Assistant Secretary), Peter Greco (Compliance Officer) and Martin Ouellet (Vice-President) are the only other officers of the Company. André Belzile was Director and Member of the Audit Committee since 1999. He resigned on August 22, 2007. The following is a summary of the experience of the directors and officers of the Company:

Since September 2005, Mr. Michel has been Chairman of the Board of the Cari-All Group. Cari-All Group is a North American leader in shopping carts manufacturing. From 2001 until 2005, Mr. Michel was a business consultant for the Caisse de dépôt et placement du Québec, a financial institution that manages public and private pension and insurance funds. From 1994 until 2001, he was Senior Vice-President and Chief Financial Officer of Le Groupe Vidéotron Ltée. From 1992 until 1994, he was Vice-President of Finance and Treasurer of Le Groupe Vidéotron Ltée. Mr. Michel was director of Cable Satisfaction International Inc., which, in July 2003, applied for protection under the Companies' Creditors Arrangement Act (Canada). The plan of arrangement and reorganisation proposed by Cable Satisfaction International Inc. was unanimously approved at the meeting of the company's creditors held on March 16, 2004 and was sanctioned by the Quebec Superior Court on March 19, 2004. He currently serves on the Board of Directors for Rona Inc., IPL Inc. and DiagnoCure Inc.

Since May 2004, Mr. Dubé has been Vice-President and Chief Financial Officer of Cascades Inc., a leader in the manufacturing of packaging products and tissue paper. From 1998 until 2004, Mr. Dubé occupied the position of Senior Vice-President and Chief Financial Officer of Domtar Inc. He currently serves on the Board of Directors for Heroux-Devtek Inc., Maetta and Reno de Medici.

As of March 21, 2006, Ms. Goral was elected President and Chairman of the Board of Directors of NB Capital Corporation. She is also a director of NB Finance, Ltd. and holds the position of Vice-President - Taxation, USA Operations for the Bank since 1992. Ms. Goral’s prior tax experience includes positions with KPMG Peat Marwick and Ernst & Whinney. She is a Certified Public Accountant (CPA) and a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs.

Ms. Abdelmessih joined the Bank in 1993 as the Treasury Manager. In 1996, Ms. Abdelmessih assumed the responsibility of Treasury Control and in 1999 was promoted to Assistant Vice President of Treasury. In 2001, the Bank decided to repatriate all treasury back office functions to Montreal and Ms. Abdelmessih was appointed as the Project Manager for New York to decommission the back office. With the sale of the loan portfolio to PNC, Ms. Abdelmessih's mandate changed, she became a key person in ensuring the conversion of the loan system that would support all cross border loans administered in New York.

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

Mr. Dagenais joined the Bank in 1990 as Manager and Chief Accountant and was promoted to Vice-President in 1997. Since June 2007, he was appointed Senior Vice-President and Chief Financial Officer. As such, he is responsible for investors’ relation, budget and regulatory capital planning, financial reporting, taxation and accounting. He began is career in 1980 as external auditor with a major international accounting firm. From 1985 to 1990, he held various positions in accounting and financial reporting with large corporations. He studied at the University of Sherbrooke, where he obtained a Bachelor in Administration. He was admitted to the Order of Certified Management Accountants in 1982 and to the Order of Chartered Accountants in 1983.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (as an exhibit to this Form 10-K) (the “Code of Business Conduct and Ethics”) that applies to all of the Company’s directors and officers as well as employees. No waivers to the Code of Business Conduct and Ethics have been granted by the Company. The Company undertakes to provide a copy of this Code of Business Conduct and Ethics without charge, upon request. Investors may send a request for a copy of the Code of Business Conduct and Ethics in writing to the Company’s principal executive office by certified mail with a self-addressed envelope attached to such request.

In 2006, the Company named Mr. Peter Greco the Compliance Officer of the Company in connection with the Company’s effort to keep open lines of dialogue between management and employees.

Director Independence

Mr. Michel and Mr. Dubé are Independent Directors which are defined under the Advisory Agreement to mean those directors who are not current officers or employees of the Company or current directors, officers or employees of the Bank or any affiliate of the Bank. They comply as well to the independence definition provided by the corporate governance rules of the New York Stock Exchange. Mr. André Belzile was also an Independent Director and has resigned on August 22, 2007.

Board Meetings and Committees

The Board of Directors met 4 times during 2007. All directors attended 75% or more meetings of the  Board and the Audit Committee of the Board on which such directors served.

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

Audit Committee

The Audit Committee of the Company consisted of three members until August 22, 2007, date on which Mr. André Belzile resigned and since that date, the Audit Committee of the Company consists of the two following members: Mr. Alain Michel (Chairman of the Audit Committee) and Mr. Christian Dubé. On May 14, 2003, and every year thereafter, the Board of Directors determined that all of the members of the Audit Committee are Audit Committee Financial Experts and are independent of the Company and of the Bank. They comply as well to the independence definition provided by the corporate governance rules of the New York Stock Exchange. No member of the Audit Committee is relying on an exemption from Rule 10A-3 of the Exchange Act. The Audit Committee has a written charter, which is filed as Exhibit 99.1.

The Company submitted a certification regarding certain corporate governance matters to the New York Stock Exchange pursuant to the rules applicable to domestic U.S. issuers. The certification was unqualified.

Report of the audit committee

The audit committee has reviewed and discussed the audited financial statements of the Company with the Company’s management. The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with the independent accountant the independent accountant’s independence. Based on the review and discussions, the audit committee recommended to the board of directors of the Company that the audited financial statements be included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007.

Date: March 17, 2008

Alain Michel (Chairman)

Christian Dubé

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

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2007, all reports for the Company’s executive officers and directors that were required to be filed under Section 16 of the Securities Exchange Act of 1934 were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

The services of executive officers of the Company are provided pursuant to the Advisory Agreement between the Bank and the Company (see "Item 1: Business - Advisory Agreement").  The advisory fee paid by the Company to the Bank in 2007 was $100,000. Accordingly, no executive officer of the Company was paid more than $100,000 of compensation for the fiscal year ended December 31, 2007 that would be attributable to services performed for the Company.

Summary Compensation Table (1)

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation		Total

Donna Goral, Chairman of the	2007	$1,226	$232	-	-	-	$108	$34		$1,600
Board and President	2006	$2,362	$661	-	-	-	$483	$65	(2)	$3,571

Jean Dagenais, Chief	2007	C$1,334	C$229	C$11	C$2,430	-	C$1,806	C$ 82		C$5,892
Financial Officer	2006	C$1,594	C$860	C$15	C$ 531	-	C$ 800	C$133		C$3,933

(1)	This table represents the compensation paid by the Bank to Ms. Goral and Mr. Dagenais for all services rendered in all capacities to the Company.
(2)	In the Form 10-K Report for the fiscal year ended December 31, 2006, the amount under “All Other Compensation” was $374. This amount was added by inadvertence.

Director Compensation

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Alain Michel	16,750	-	-	-	-	-	16,750
Christian Dubé	17,500	-	-	-	-	-	17,500
André Belzile	13,125	-	-	-	-	-	13,125

(1) Please see “Item 10 – Director Compensation” for additional information on director compensation. As for the other directors, Ms. Baillergeau, Ms. Abdelmessih, Ms. Goral and Mr. Lima, they do not receive additional compensation for services provided as a director.

In accordance to the Advisory Agreement, the Bank bears all expenses of the personnel employed by the Bank who provide the day-to-day services to the Company. Therefore, the Company does not have a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Common Stock is the only voting security of the Company issued and outstanding. As of December 31, 2007, 100 shares of Common Stock were issued and outstanding and 100% were beneficially owned directly by the Bank. The Bank’s address is National Bank Tower, 600 de La Gauchetière West, Montreal, Quebec, H3B 4L2, Canada. No officer or director beneficially owns more than five percent of any class of the Company's securities.

The Company does not maintain any equity compensation plans for its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Bank administers the day-to-day operations of the Company pursuant to the Advisory Agreement. See "Business-Advisory Agreement" under Item 1 of Part 1. The Bank also services the Mortgage Loans pursuant to the Servicing Agreement. See "Business-Servicing Agreement" under Item 1 of Part 1. As for Director Independence, see "Director Independence" under Item 10 of Part III.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP’s aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the 2007 fiscal year and the review of the quarterly financial statements for the 2007 fiscal year were $46,000 (compared to $44,000 for 2006). The engagement of Deloitte & Touche LLP for the 2007 fiscal year and the scope of audit, audit-related and tax services were pre-approved by the Company’s Audit Committee.

Audit-Related Fees

Deloitte & Touche LLP’s aggregate fees billed for audit-related professional services (special report on procedures performed on the mortgage loans) for the 2007 fiscal year were $6,200 (compared to $6,000 for 2006).

Tax Fees

Deloitte & Touche LLP’s aggregate fees for all tax related services for the 2007 fiscal year were $42,000 for tax compliance and consulting services (compared to $40,000 for 2006).

The Company’s Audit Committee pre-approves the services – both permitted audit services and permitted non-audit services – of the external auditor before the external auditor is engaged by the Company to render such permitted audit services or permitted non-audit services. The Audit Committee evidences its pre-approval by resolution of the Audit Committee.

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

(b)	None

(c)
Each Series A share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of National Bank of Canada. National Bank of Canada is the parent company of NB Capital Corporation and the holder of 100% of the common shares of NB Capital Corporation. In light of this exchangeable feature, the audited consolidated financial statements for the National Bank of Canada for the years ended October 31, 2007 and October 31, 2006, as well as Independent Auditors' Report, are filed as part of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

NB CAPITAL CORPORATION

By:	/s/ Donna Goral
Donna Goral
Chairman of the Board and President
(Principal Executive Officer)

By:	/s/ Jean Dagenais
Jean Dagenais
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2008.

By:	/s/ Donna Goral	By:	/s/ Alain Michel
	Donna Goral		Alain Michel
	Director		Director

By:	/s/ Hoda Abdelmessih	By:	/s/ Christian Dubé
	Hoda Abdelmessih		Christian Dubé
	Director		Director

		By:	/s/ Monique Baillergeau
Monique Baillergeau
Director

		By:	/s/ Vincent Lima
Vincent Lima
Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation and Articles of Amendment and Restatement and Articles Supplementary of NB Capital Corporation*

3.2	Bylaws of NB Capital Corporation*

4.1	Registration Rights Agreement dated as of September 3, 1997 by and among NB Capital Corporation, National Bank of Canada and Merrill Lynch, Pierce, Fenner & Smith Incorporated*

10.1	Advisory Agreement dated March 19, 2007 between National Bank of Canada and NB Capital Corporation**

10.2	Servicing Agreement dated June 28, 2007 between National Bank of Canada and NB Finance, Ltd.**

10.3	Loan Agreement dated as of September 3, 1997 between NB Finance, Ltd. and NB Capital Corporation*

10.4	Custodial Agreement dated as of September 3, 1997 between National Bank of Canada and NB Capital Corporation*

10.5	Deed of Sale of Mortgage Loans dated September 3, 1997 between National Bank of Canada and NB Finance, Ltd.*

10.6	Mortgage Loan Assignment Agreement dated September 3, 1997 among National Bank of Canada, NB Capital Corporation and NB Finance, Ltd.*

10.7	Promissory Notes representing the 16 hypothecation loans executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.8	Amendment to Deposit Agreement made as of January 1, 2008 among NB Capital Corporation, National Bank of Canada, Computershare Inc. and Computershare Trust Company, N.A. ***

10.9	First Supplemental Servicing Agreement dated December 4, 1998 between National Bank of Canada and NB Capital Corporation*

10.10	Loan Agreement dated as of December 4, 1998 between NB Finance, Ltd. and NB Capital Corporation*

10.11	Custodial Agreement dated as of December 4, 1998 between NB Capital Corporation and National Bank of Canada*

10.12	Amended and Restated Servicing Agreement dated June 28, 2001 between National Bank of Canada and NB Capital Corporation.*

10.13	Deed of Sale of Mortgage Loans dated December 4, 1998 between National Bank of Canada and NB Finance, Ltd.*

10.14(i)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.14(ii)	Mortgage Loan Assignment Agreement dated as of December 4, 1998 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.15(i)	Promissory Note representing $25,836,597.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.15(ii)	Promissory Note representing $29,880,126.51 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.16	Mortgage Loan Assignment Agreement dated as of September 7, 1999 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.17	Promissory Notes representing $85,989,203.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*.

10.18	Mortgage Loan Assignment Agreement dated as of April 14, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.19	Promissory Notes representing $98,836,341.23 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.20	Mortgage Loan Assignment Agreement dated as of September 28, 2000 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.21	Promissory Notes representing $67,323,437.74 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.22	Mortgage Loan Assignment Agreement dated as of January 30, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.23	Promissory Notes representing $107,179,964.89 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.24	Mortgage Loan Assignment Agreement dated as of June 12, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.25	Promissory Notes representing $121,357,226.22 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.26	Mortgage Loan Assignment Agreement dated as of September 24, 2001 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.27	Promissory Notes representing $55,963,732.07 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.28	Mortgage Loan Assignment Agreements dated as of January 25, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.29	Promissory Notes representing $71,866,079.87 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.30	Mortgage Loan Assignment Agreements dated as of June 20, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.31	Promissory Notes representing $64,221,362.98 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.32	Mortgage Loan Assignment Agreements dated as of December 16, 2002 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.33	Promissory Notes representing $52,054,168.88 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.34	Mortgage Loan Assignment Agreements dated as of May 27, 2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.35	Promissory Notes representing $70,420,135.45 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.36	Mortgage Loan Assignment Agreements dated as of October 21, 2003 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.37	Promissory Notes representing $106,552,720.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.38	Mortgage Loan Assignment Agreements dated as of April 28, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.39	Promissory Notes representing $76,053,456.93 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.40	Mortgage Loan Assignment Agreements dated as of August 26, 2004 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.41	Promissory Notes representing $94,559,444.49 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.42	Mortgage Loan Assignment Agreements dated as of February 24, 2005 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.43	Promissory Notes representing $73,037,930.00 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.44	Mortgage Loan Assignment Agreement dated as of August 29, 2005 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.45	Promissory Note representing $97,736,747.47 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.46	Mortgage Loan Assignment Agreements dated as of February 22, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.47	Promissory Notes representing a total of $82,898,199.20 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.48	Mortgage Loan Assignment Agreements dated as of August 17, 2006 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada*

10.49	Promissory Notes representing a total of $91,705,784.05 executed by NB Finance, Ltd. in favor of NB Capital Corporation*

10.50	Mortgage Loan Assignment Agreements dated as of February 22, 2007 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.51	Promissory Notes representing a total of $118,362,791.25 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

10.52	Mortgage Loan Assignment Agreement dated as of April 25, 2007 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.53	Promissory Note representing a total of $72,935,607.29 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

10.54	Mortgage Loan Assignment Agreements dated as of August 27, 2007 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.55	Promissory Notes representing a total of $156,493,641.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

10.56	Mortgage Loan Assignment Agreements dated as of September 26, 2007 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.57	Promissory Notes representing a total of $33,517,318.32 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

10.58	Mortgage Loan Assignment Agreements dated as of December 18, 2007 among NB Finance, Ltd., NB Capital Corporation and National Bank of Canada**

10.59	Promissory Notes representing a total of $82,090,326.44 executed by NB Finance, Ltd. in favor of NB Capital Corporation**

14	NB Capital Code of Business Conduct and Ethics**

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Written Statement of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)**

99.1	Audit Committee Charter**

*	As previously filed on the Registration Statement on Form S-11 of the Company (Registration Statement No. 333-47157).
**	As filed herewith.
***	As previously filed in the Registrant’s 8-K on January 4, 2008.

Financial statements of

NB CAPITAL CORPORATION

December 31, 2007, 2006 and 2005, and
Report of Independent Registered Chartered Accountants

NB CAPITAL CORPORATION

Deloitte & Touche LLP 1 Place Ville Marie Suite 3000 Montreal QC H3B 4T9 Canada Tel: 514-393-7118 Fax: 514-390-4112 www.deloitte.ca

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of
NB Capital Corporation

We have audited the accompanying balance sheets of NB Capital Corporation (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Montreal, Canada

March 7, 2008

NB CAPITAL CORPORATION Balance sheets as of December 31 2007 and 2006 (in U.S. dollars)
	2007	2006
	$	$

Assets
Current assets
Cash and cash equivalents	16,887,030	90,211,545
Due from an affiliated company	11,629,979	8,800,848
Promissory notes - current portion (Note 3)	297,724,722	186,717,983
Prepaid expenses	35,665	34,429
Accrued interest on cash equivalents	5,273	47,553
Total current assets	326,282,669	285,812,358

Promissory notes (Note 3)	152,355,728	193,804,698
Total assets	478,638,397	479,617,056

Liabilities
Current liabilities
Due to the parent company	419,072	364,964
Accounts payable	71,691	44,090
Total liabilities	490,763	409,054

Stockholders’ equity
Preferred stock, $0.01 par value per share;
10,000,000 shares authorized,
300,000 Series A shares issued and paid	3,000	3,000
110 Senior preferred shares issued and paid	1	1
Common stock, $0.01 par value per share;
1,000 shares authorized,
100 shares issued and paid	1	1
Additional paid-in capital	476,761,014	476,761,014
Retained earnings	1,383,618	2,443,986
Total stockholders’ equity	478,147,634	479,208,002
Total liabilities and stockholders’ equity	478,638,397	479,617,056

See accompanying notes to financial statements.

NB CAPITAL CORPORATION Statements of income years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)
	2007	2006	2005
	$	$	$

Revenue
Interest income
Short-term investments	3,296,010	2,494,790	1,346,146
Promissory notes	28,611,321	30,546,845	33,995,506
Bank interest	3,786	2,620	918
	31,911,117	33,044,255	35,342,570

Expenses
Legal	79,215	49,107	127,883
Other professional fees	240,517	210,171	255,641
Servicing fees	1,472,053	1,490,939	1,514,444
Advisory fees	100,000	100,000	100,000
	1,891,785	1,850,217	1,997,968

Net income	30,019,332	31,194,038	33,344,602

Preferred stock dividends	25,079,700	25,077,623	25,072,145
Income available to common stockholders	4,939,632	6,116,415	8,272,457

Weighted average number of common
shares outstanding	100	100	100

Earnings per common share - basic and diluted	49,396	61,164	82,725

See accompanying notes to financial statements.

NB CAPITAL CORPORATION Statements of stockholders’ equity years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)
	Series A Preferred Stock	Senior Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	$	$	$	$	$	$

Stockholders’ equity as of
December 31, 2004	3,000	1	1	476,761,014	555,114	477,319,130

Net income	-	-	-	-	33,344,602	33,344,602
Dividends on senior preferred stock and
Series A preferred stock	-	-	-	-	(25,072,145)	(25,072,145)
Dividends on common stock	-	-	-	-	(6,500,000)	(6,500,000)
Stockholders’ equity as of
December 31, 2005	3,000	1	1	476,761,014	2,327,571	479,091,587

Net income	-	-	-	-	31,194,038	31,194,038
Dividends on senior preferred stock and
Series A preferred stock	-	-	-	-	(25,077,623)	(25,077,623)
Dividends on common stock	-	-	-	-	(6,000,000)	(6,000,000)
Stockholders’ equity as of
December 31, 2006	3,000	1	1	476,761,014	2,443,986	479,208,002

Net income	-	-	-	-	30,019,332	30,019,332
Dividends on senior preferred stock and
Series A preferred stock	-	-	-	-	(25,079,700)	(25,079,700)
Dividends on common stock	-	-	-	-	(6,000,000)	(6,000,000)
Stockholders’ equity as of
December 31, 2007	3,000	1	1	476,761,014	1,383,618	478,147,634

See accompanying notes to financial statements.

NB CAPITAL CORPORATION Statements of cash flows years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)
	2007	2006	2005
	$	$	$

Operating activities
Net income	30,019,332	31,194,038	33,344,602
Adjustments for:
Due from an affiliated company	(2,829,131)	879,289	(205,777)
Prepaid expenses	(1,236)	(2,629)	(1,280)
Accrued interest on cash equivalents	42,280	(28,862)	6,808
Due to the parent company	54,108	(37,518)	(11,602)
Accounts payable	27,601	(72,422)	86,225
	27,312,954	31,931,896	33,218,976

Investing activities
Investment in promissory notes (Note 3)	(463,399,685)	(174,603,983)	(170,774,678)
Repayments of promissory notes (Note 3)	393,841,916	204,060,289	170,701,502
	(69,557,769)	29,456,306	(73,176)

Financing activities
Dividends	(31,079,700)	(31,077,623)	(31,572,145)
	(31,079,700)	(31,077,623)	(31,572,145)

(Decrease) increase in cash and cash equivalents	(73,324,515)	30,310,579	1,573,655
Cash and cash equivalents, beginning of year	90,211,545	59,900,966	58,327,311
Cash and cash equivalents,
end of year	16,887,030	90,211,545	59,900,966

See accompanying notes to financial statements.

NB CAPITAL CORPORATION Notes to financial statements years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)

1.	Incorporation and nature of operations

NB Capital Corporation (the “Company”) was incorporated in the state of Maryland on August 20, 1997. The Company’s principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular, dated August 22, 1997, $300 million of preferred stock and, simultaneously, National Bank of Canada, the parent company, made a capital contribution in the amount of $183 million. The Company used the aggregate net proceeds of $477 million to acquire promissory notes of NB Finance, Ltd., a wholly-owned subsidiary of National Bank of Canada.

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

Promissory notes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding these instruments, the Company has classified the promissory notes as held to maturity and has accounted for them at amortized cost.

Income taxes

The Company has elected to be taxable as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and, accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements. There is no unrecognized tax benefits.

Per share data

Basic and diluted earnings per share with respect to the Company for the years ended December 31, 2007, 2006 and 2005 are computed based upon the weighted average number of common shares outstanding during the year.

NB CAPITAL CORPORATION Notes to financial statements years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)

2.	Significant accounting policies (continued)

Interest on promissory notes and short-term investments.

Interest income on promissory notes and short-term investments is accrued using the simple interest method based on the amount of principle outstanding. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

Recent accounting standards adopted

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007, and such adoption did not have any impact on the Company’s consolidated financial position and results of operations, because the Company qualified as a REIT, distributed the necessary amount of taxable income and therefore, incurred no income tax expense.

3.	Promissory notes

The Company entered into loan agreements evidenced by promissory notes with NB Finance, Ltd., an affiliated company. The promissory notes are collateralized only by mortgage loans, which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from February 2008 to January 2015, at rates ranging from 5.37% to 10.15%, with a weighted-average rate of approximately 6.21% per annum.

The fair value of the promissory notes as at December 31, 2007 is $456,383,813 ($388,258,533 in 2006). Fair value is estimated using the present value of expected future cash flows and may not be indicative of the net realizable value.

	2007	2006
	$	$

Promissory notes, beginning of year	380,522,681	409,978,987
Acquisitions	463,399,685	174,603,983
Principal repayments	(393,841,916)	(204,060,289)
Promissory notes, end of year	450,080,450	380,522,681

NB CAPITAL CORPORATION Notes to financial statements years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)

3.	Promissory notes (continued)

The scheduled principal repayments as of December 31, 2007 are as follows:

$

2008	297,724,722
2009	58,366,139
2010	21,904,363
2011	35,723,299
2012	19,264,504
2013	5,753,381
2014	2,803,256
2015	8,540,786

4.	Transactions with an affiliated company

During the year, the Company earned interest from NB Finance, Ltd. on the promissory notes, in the amount of $28,611,321 ($30,546,845 in 2006 and $33,995,506 in 2005) (see Note 3).

The amounts due from an affiliated company as of December 31, 2007 and 2006 represent interest and principal repayments due on the promissory notes from NB Finance, Ltd.

5.	Transactions with the parent company

The Company entered into agreements with National Bank of Canada in relation to the administration of the Company’s operations. The agreements are as follows:

Advisory agreement

In exchange for a fee equal to $100,000 per year ($100,000 in 2006 and $100,000 in 2005), payable in equal quarterly installments, National Bank of Canada will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company.

Servicing agreement

National Bank of Canada will service and administer the promissory notes and the collateralized mortgage loans and will perform all necessary operations in connection to such servicing and administration.

The fee will equal one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance (in US$) of the collateralized mortgage loans as of the last day of each calendar month. The average outstanding balance of the collateralized mortgage loans securing the promissory notes amounted to $519,771,724 ($487,166,472 in 2006 and $537,567,066 in 2005). During the year, fees of $1,472,053 ($1,490,939 in 2006 and $1,514,444 in 2005) were charged to the Company.

NB CAPITAL CORPORATION Notes to financial statements years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)

5.	Transactions with the parent company (continued)

Custodian agreement

National Bank of Canada will hold all documents relating to the collateralized mortgage loans. During the years ended December 31, 2007, 2006 and 2005, no fee was charged to the Company.

Interest on bank account and short-term investments

The Company received $3,786 ($2,620 in 2006 and $918 in 2005) in interest on a bank account held with National Bank of Canada.

The Company received $3,296,010 ($2,494,790 in 2006 and $1,346,146 in 2005) in interest on term deposits held with National Bank of Canada.

6.	Stockholders’ equity

Common stock

The Company is authorized to issue up to 1,000 shares of $0.01 par value common stock. The common shares issued as at December 31, 2007 are as follows:

•	100 shares are authorized, issued and paid.

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of $0.01 par value preferred stock. The preferred shares issued as at December 31, 2007 are as follows:

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

•
1,000 shares authorized and 110 shares issued as Adjustable Rate Cumulative Senior Preferred Shares, non-voting, ranked senior to the common stock and to the 8.35% Non-Cumulative Exchangeable Preferred Stock, with a liquidation value of $3,000 per share, redeemable at the Company’s option at any time and retractable at the holders’ option on December 30, 2007 and every ten-year anniversary thereafter.

NB CAPITAL CORPORATION Notes to financial statements years ended December 31, 2007, 2006 and 2005 (in U.S. dollars)

7.	Recent accounting standards pending adoption

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company does not believe that the implementation of this standard will have a material impact on its financial position or results of operations.

On September 15, 2006, the FASB issued FASB Statement No.157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in GAAP, and is applicable to other accounting pronouncements where fair value is considered to be the relevant measurement attribute. FAS 157 also expands disclosures about fair value measurements and will be effective for the Company on January 1, 2008. However, the Company does not believe that this standard will have a material impact on its financial reporting and disclosure.

ITEM 15(c) to the Annual Report of NB Capital Corporation on Form 10-K for the Year Ended December 31, 2007

Extract of the Consolidated Financial Statements of National Bank of Canada (Expressed in Canadian dollars).

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

/s/ Louis Vachon
Louis Vachon
President and Chief Executive Officer

/s/ Jean Dagenais
Jean Dagenais
Senior Vice-President and Chief Financial Officer

Montreal, Canada, November 28, 2007

National Bank of Canada | 2007 Annual Report

Report of Independent Registered Chartered Accountants

To the Board of Directors of National Bank of Canada

We have audited the Consolidated Balance Sheets of National Bank of Canada (the “Bank”) as at October 31, 2007 and 2006 and the Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Bank as at October 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Bank’s internal control over financial reporting. Accordingly, we express no such opinion.

Independent Registered Chartered Accountants
Montreal, Canada
November 28, 2007

Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Bank’s financial statements, such as the change described in Notes 1, 2, 3, 4, 13 and 31 to the financial statements. Our report to the Board of Directors, dated November 28, 2007, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

Independent Registered Chartered Accountants
Montreal, Canada
November 28, 2007

National Bank of Canada | 2007 Annual Report

Consolidated Balance Sheet
As at October 31

(millions of dollars)	Note	2007	2006

ASSETS
Cash		283	268
Deposits with financial institutions		3,045	10,611

Securities
Available for sale (2006: Investment account)	3	8,442	6,814
Held for trading	4	30,828	31,864
		39,270	38,678
Securities purchased under reverse repurchase agreements		5,966	7,592

Loans	5, 6 and 7
Residential mortgage		15,895	15,385
Personal and credit card		13,116	11,319
Business and government		19,377	20,667
		48,388	47,371
Allowance for credit losses		(428)	(426)
		47,960	46,945
Other
Customers’ liability under acceptances		4,085	3,725
Fair value of derivative financial instruments	23	4,883	2,269
Premises and equipment	9	426	385
Goodwill	10	703	683
Other intangible assets	10	169	177
Other assets	11	6,295	5,468
		16,561	12,707
		113,085	116,801
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	12
Personal		30,215	29,092
Business and government		33,797	33,998
Deposit-taking institutions		6,561	8,602
Deposit from NBC Capital Trust		225	225
		70,798	71,917
Other
Acceptances		4,085	3,725
Obligations related to securities sold short		16,223	15,621
Securities sold under repurchase agreements		2,070	9,517
Fair value of derivative financial instruments	23	3,620	1,646
Other liabilities	14	9,087	7,562
		35,085	38,071
Subordinated debentures	15	1,605	1,449
Non-controlling interest	16	960	576

Shareholders’ equity
Preferred shares	18	400	400
Common shares	18	1,575	1,566
Contributed surplus	19	32	21
Retained earnings		2,793	2,893
Accumulated other comprehensive income (loss)	1 and 2	(163)	(92)
		4,637	4,788
		113,085	116,801

Louis Vachon
President and Chief Executive Officer

Paul Gobeil
Director

National Bank of Canada | 2007 Annual Report

Consolidated Statement of Income
Year ended October 31

(millions of dollars)	Note	2007	2006

Interest income
Loans		3,031	2,648
Securities		–	960
Securities available for sale		296	–
Securities held for trading		1,060	–
Deposits with financial institutions		423	314
		4,810	3,922
Interest expense
Deposits		2,633	1,877
Subordinated debentures		100	90
Other		950	663
		3,683	2,630
Net interest income		1,127	1,292
Other income
Underwriting and advisory fees		381	373
Securities brokerage commissions		267	256
Deposit and payment service charges		213	208
Trading revenues		510	317
Gains (losses) on available for sale securities (2006: Investment account), net	3	(409)	180
Card service revenues		34	34
Lending fees		127	138
Insurance revenues		115	113
Acceptances, letters of credit and guarantee		68	68
Securitization revenues	7	179	175
Foreign exchange revenues		103	98
Trust services and mutual funds		357	309
Other		351	242
		2,296	2,511
Total revenues		3,423	3,803
Provision for credit losses	6	103	77
Operating expenses
Salaries and staff benefits		1,498	1,479
Occupancy		169	164
Technology		407	387
Communications		73	74
Professional fees		194	141
Other		291	301
		2,632	2,546
Income before income taxes and non-controlling interest		688	1,180
Income taxes	20	79	277
		609	903
Non-controlling interest		68	32
Net income		541	871
Dividends on preferred shares	18	21	21
Net income available to common shareholders		520	850
Average number of common shares outstanding (thousands)	21
Basic		159,811	162,851
Diluted		161,190	165,549
Earnings per common share (dollars)	21
Basic		3.25	5.22
Diluted		3.22	5.13
Dividends per common share (dollars)	18	2.28	1.96

National Bank of Canada | 2007 Annual Report

Consolidated Statement of Comprehensive Income
Year ended October 31

(millions of dollars)	Note	2007	2006
Net income		541	871

Other comprehensive income (loss), net of income taxes	20

Net unrealized gains (losses) on translating financial statements of self-sustaining foreign operations		(299)	(99)
Impact of hedging net foreign currency gains or losses		211	33
Net change in unrealized foreign currency gains and losses, net of hedging activities		(88)	(66)

Net unrealized gains (losses) on available for sale financial assets		51	–
Reclassification to net income of (gains) losses on available for sale financial assets		(11)	–
Net change in unrealized gains and losses on available for sale financial assets		40	–

Net gains (losses) on derivative financial instruments designated as cash flow hedges		(54)	–
Reclassification to net income of (gains) losses on derivative financial instruments designated as cash flow hedges		10	–
Net change in gains and losses on derivative financial instruments designated as cash flow hedges		(44)	–

Total other comprehensive income (loss), net of income taxes		(92)	(66)

Comprehensive income		449	805

National Bank of Canada | 2007 Annual Report

Consolidated Statement of Changes in Shareholders’ Equity
Year ended October 31

(millions of dollars)	Note	2007	2006
Preferred shares	18	400	400

Common shares at beginning		1,566	1,565
Issuance of common shares
Dividend Reinvestment and Share Purchase Plan		18	15
Stock Option Plan		34	35
Other		6	–
Repurchase of common shares for cancellation		(49)	(48)
Impact of shares acquired or sold for trading purposes		–	(1)
Common shares at end	18	1,575	1,566

Contributed surplus at beginning		21	13
Stock option expense		16	12
Stock options exercised		(4)	(4)
Other		(1)	–
Contributed surplus at end	19	32	21

Retained earnings at beginning		2,893	2,645
Net income		541	871
Impact of initial adoption of financial instruments standards	2	2	–
Dividends
Preferred shares	18	(21)	(21)
Common shares	18	(364)	(320)
Premium paid on common shares repurchased for cancellation		(266)	(261)
Share issuance and other expenses, net of income taxes		8	(21)
Retained earnings at end		2,793	2,893

Accumulated other comprehensive income (loss) at beginning, net of income taxes	1	(92)	(26)
Impact of initial adoption of financial instruments standards	2	21	–
Net change in unrealized foreign currency gains (losses), net of hedging activities		(88)	(66)
Net change in unrealized gains (losses) on available for sale financial assets		40	–
Net change in gains (losses) on derivative financial instruments designated as cash flow hedges		(44)	–
Accumulated other comprehensive income (loss) at end, net of income taxes		(163)	(92)

Shareholders’ equity		4,637	4,788

As at October 31	2007	2006

Accumulated other comprehensive income (loss), net of income taxes
Unrealized foreign currency gains (losses), net of hedging activities	(180)	(92)
Unrealized gains (losses) on available for sale financial assets	68	–
Gains (losses) on derivative financial instruments designated as cash flow hedges	(51)	–
	(163)	(92)

National Bank of Canada | 2007 Annual Report

Consolidated Statement of Cash Flows
Year ended October 31

(millions of dollars)	2007	2006

Cash flows from operating activities
Net income	541	871
Adjustments for:
Provision for credit losses	103	77
Amortization of premises and equipment	78	69
Future income taxes	49	21
Translation adjustment on foreign currency subordinated debentures	(8)	(3)
Gains on sale of available for sale securities (2006: Investment account), net	(124)	(180)
Impairment charge	533	–
Gains on asset securitizations and other transfers of receivables, net	(113)	(98)
Stock option expense	16	12
Change in interest payable	245	185
Change in interest and dividends receivable	(52)	(45)
Change in income taxes payable	(151)	33
Change in fair value of derivative financial instruments, net	(576)	(79)
Change in held for trading securities	1,036	(5,681)
Change in other items	1,049	2,671
	2,626	(2,147)

Cash flows from financing activities
Change in deposits	(1,119)	9,473
Issuance of deposit to NBC Capital Trust	–	225
Issuance of subordinated debentures	500	500
Repurchase of subordinated debentures	(300)	(150)
Issuance of common shares	58	50
Repurchase of common shares for cancellation	(315)	(309)
Dividends paid on common shares	(351)	(311)
Dividends paid on preferred shares	(21)	(21)
Change in obligations related to securities sold short	602	117
Change in securities sold under repurchase agreements	(7,447)	(3,398)
Change in other items	(80)	(78)
	(8,473)	6,098

Cash flows from investing activities
Change in deposits with financial institutions pledged as collateral	(322)	4,028
Change in loans (excluding securitization)	(3,887)	(5,274)
Proceeds from securitization of new assets and other transfers of receivables	2,870	2,321
Maturity and redemption of securitized assets	(101)	–
Purchases of available for sale securities (2006: Investment account)	(18,025)	(24,630)
Sales of available for sale securities (2006: Investment account)	15,932	24,865
Change in securities purchased under reverse repurchase agreements	1,626	(569)
Net acquisitions of premises and equipment	(119)	(99)
	(2,026)	642

Increase (decrease) in cash and cash equivalents	(7,873)	4,593
Cash and cash equivalents at beginning	10,869	6,276
Cash and cash equivalents at end	2,996	10,869

Cash and cash equivalents
Cash	283	268
Deposits with financial institutions	3,045	10,611
Less: Amount pledged as collateral	(332)	(10)
	2,996	10,869

Supplementary information
Interest paid	3,438	2,445
Income taxes paid during the year	367	217

National Bank of Canada | 2007 Annual Report

Notes to the Consolidated Financial Statements
As at October 31 (millions of dollars)

1 | Summary of Significant Accounting Policies

The consolidated financial statements of National Bank of Canada (the “Bank”) were prepared in accordance with section 308(4) of the Bank Act (Canada), which states that except for as otherwise specified by the Superintendent of Financial Institutions (the “Superintendent”), the financial statements are to be prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), which differ in certain respects from United States GAAP, as explained in Note 31.

The preparation of consolidated financial statements in conformity with Canadian GAAP requires Management to make estimates and assumptions that affect the carrying value of assets and liabilities on the balance sheet date, income and other related information. The most significant items for which Management has prepared estimates and assumptions are the allowance for credit losses, the fair value of financial instruments, the other-than-temporary impairment of available for sale financial assets, asset securitization, goodwill and other intangible assets, pension plans and other employee future benefits, income taxes, the provision for contingencies and variable interest entities (“VIEs”). Accordingly, actual results could differ from these estimates, in which case the impact would be recognized in the consolidated financial statements in future fiscal periods.

Unless otherwise indicated, all amounts are expressed in Canadian dollars.

Basis of consolidation

The consolidated financial statements include the assets, liabilities and operating results of all subsidiaries and VIEs where the Bank is the primary beneficiary, as defined in Canadian Institute of Chartered Accountants (CICA) Handbook Accounting Guideline No. 15 entitled Consolidation of Variable Interest Entities (AcG-15), after elimination of intercompany transactions and balances. AcG-15 provides guidance for applying the principles in Section 1590, Subsidiaries, of the CICA Handbook to certain entities defined as VIEs. VIEs are entities in which equity investors do not have a controlling financial interest or where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. AcG-15 requires the consolidation of a VIE by its primary beneficiary, defined as the party that absorbs the majority of the entity’s expected losses, receives the majority of the entity’s expected residual returns, or both.

Investments in companies over which the Bank exercises significant influence are accounted for using the equity method and are included in Other assets in the Consolidated Balance Sheet. The Bank’s share of income (loss) from these companies is included in Other income under Other in the Consolidated Statement of Income.

The proportionate consolidation method is used to account for investments in which the Bank exercises joint control, whereby only the Bank’s prorata share of assets, liabilities, revenues and expenses is consolidated.

Accounting framework for financial instruments in effect since November 1, 2006

On November 1, 2006, the Bank adopted the standards set out in the new sections of the CICA Handbook relating to financial instruments: Section 1530, Comprehensive Income; Section 3855, Financial Instruments – Recognition and Measurement; and Section 3865, Hedges. The comparative figures for the fiscal year ended October 31, 2006 presented in this Annual Report have not been restated, in accordance with specified transitional provisions, except for unrealized gains and losses on translating financial statements of self-sustaining foreign operations, net of hedging activities.

The critical accounting policies described below apply to the fiscal years ended October 31, 2007 and 2006. When a different accounting treatment applies to the fiscal year ended October 31, 2006, the accounting policy applicable to that year is indicated.

Classification and measurement of financial instruments

The new accounting framework for financial instruments requires that all financial assets and liabilities be classified based on their characteristics, Management’s intention, or the choice of category in certain circumstances. On and after November 1, 2006, when they are initially recognized, all financial assets are classified as held for trading, held to maturity, available for sale or loans and receivables, while financial liabilities are classified as held for trading or not held for trading. To date, the Bank has not classified any financial asset as held to maturity.

When they are initially recognized, all financial assets and liabilities, including derivative financial instruments, are recorded at fair value in the Consolidated Balance Sheet. In subsequent periods, they are measured at fair value, except for items that are classified in the following categories, which are measured at amortized cost: loans and receivables and financial liabilities not held for trading purposes.

The standard also allows any financial asset or liability to be irrevocably designated as held for trading when it is first recognized (“fair value option”). Financial instruments accounted for under the fair value option are measured at fair value and any change in fair value is recorded in Other income in the Consolidated Statement of Income.

National Bank of Canada | 2007 Annual Report

The Superintendent has issued guidelines limiting the circumstances under which this option may be used. The Bank may use this option in the following cases:

•
If, consistent with a documented risk management strategy, using this option allows the Bank to eliminate or significantly reduce the measurement or recognition inconsistency of measuring financial assets or liabilities together on a different basis, and if the fair values are reliable; or

•
If a group of financial assets and financial liabilities to which an instrument belongs is managed and its performance is evaluated on a fair value basis, in accordance with the Bank’s documented risk management or investment strategy, and information is provided on that basis to senior management, and if the fair values are reliable; or

•
For hybrid financial instruments with one or more embedded derivatives which would significantly modify the cash flows of the financial instruments and which would otherwise be bifurcated and accounted for separately.

Establishing fair value

The fair value of a financial instrument is the amount at which a financial instrument could be exchanged, in an arm’s length transaction, between knowledgeable, willing parties who are under no compulsion to act.

The existence of published price quotations in an active market is the best evidence of fair value and, when they exist, the Bank uses them to measure the financial instruments. A financial instrument is regarded as quoted in an active market when quoted prices are readily and regularly available from an exchange, dealer, broker, industry group or pricing service and those prices reflect actual and regularly occurring market transactions on an arm’s length basis. The fair value of a financial asset traded in an active market generally reflects the bid price and, that of a financial liability traded in an active market, the asking price. If a financial instrument’s market is not active, its fair value is established using valuation techniques that make maximum use of observable market inputs. These valuation techniques include using available information concerning recent market transactions, discounted cash flow analysis, valuation models, and other valuation methods commonly used by market participants where it has been demonstrated that the technique provides reliable estimates.

In cases where the fair value is established using valuation models, the Bank makes assumptions about the amount, the timing of estimated future cash flows and the discount rates used. These assumptions are based primarily on factors observable in external markets, such as interest rate yield curves, volatility factors and credit risk.

Accumulated other comprehensive income

Since November 1, 2006, a separate line item, Accumulated other comprehensive income, has been presented in the Consolidated Balance Sheet under Shareholders’ equity, net of income taxes. Accumulated other comprehensive income comprises unrealized gains and losses on available for sale financial assets, unrealized gains and losses on translating self-sustaining foreign operations, net of hedging activities, and the effective portion of changes in the fair value of cash flow hedging items.

In addition, in accordance with requirements, unrealized gains and losses on translating financial statements of self-sustaining foreign operations, net of hedging activities, which were previously presented as a separate item under Shareholders’ equity, have been reclassified to Accumulated other comprehensive income for prior periods.

Translation of foreign currencies

Monetary assets and liabilities of the Bank and its integrated branches and subsidiaries denominated in foreign currencies are translated into Canadian dollars at the rate in effect on the balance sheet date, whereas non-monetary assets and liabilities are translated into Canadian dollars at historical rates. Revenues and expenses denominated in foreign currencies are translated at the average exchange rates for the period. Translation gains and losses arising from operations in integrated branches and subsidiaries are recorded in Other income in the Consolidated Statement of Income, except for unrealized gains and losses on their available for sale financial assets, which are recorded in Other comprehensive income.

All assets and liabilities of self-sustaining foreign branches and subsidiaries denominated in foreign currencies are translated into Canadian dollars at the rate in effect on the balance sheet date, whereas revenues and expenses of such foreign operations are translated into Canadian dollars at average exchange rates for the period. Gains and losses on translating the financial statements of self-sustaining branches and subsidiaries, along with related hedge and tax effects, are presented in Accumulated other comprehensive income in the Consolidated Balance Sheet. An appropriate portion of these accumulated translation gains and losses is recognized in Other income in the Consolidated Statement of Income when there is a reduction in the net investment.

Cash and deposits with financial institutions

Cash and deposits with financial institutions consist of cash and cash equivalents as well as amounts pledged. Cash comprises cash on hand, bank notes and coin. Cash equivalents consist of deposits with the Bank of Canada, deposits with financial institutions – including net receivables related to cheques and other items in the clearing process – as well as the net amount of cheques and other items in transit.

National Bank of Canada | 2007 Annual Report

Available for sale financial assets

Since November 1, 2006, securities not classified as held for trading have been classified as securities available for sale. Prior to this date, substantially all of these securities were held, depending on Management’s intentions, in the investment account. Certain negotiable certificates of deposit presented in Deposits with financial institutions in the Consolidated Balance Sheet were also classified as available for sale financial assets.

The Bank has opted to account for transactions on available for sale securities on the trade date and to capitalize any related transaction costs.

Since November 1, 2006, available for sale financial assets have been recognized at fair value, except for investments in equity instruments that do not have a quoted price in an active market and which are recognized at cost.

Unrealized gains and losses related to available for sale financial assets are recognized, net of income taxes, provided they are not hedged by derivative financial instruments in a fair value hedging relationship, in Accumulated other comprehensive income. In the event of disposal, the realized gains or losses, determined on an average cost basis, are reclassified to Other income in the Consolidated Statement of Income on the trade date.

The amortization of premiums and discounts under the effective interest method as well as dividend and interest income are recorded in Interest income in the Consolidated Statement of Income.

Available for sale financial assets are measured periodically to determine whether there is objective evidence of impairment. When making this valuation, the Bank takes into account the duration and the materiality of the impairment in relation to its cost or amortized cost, the financial condition and prospects of the issuer as well as the Bank’s ability and intent to hold the investment until it recovers its fair value. For available for sale financial assets, if there is objective evidence of impairment and that the decline in fair value below its cost or amortized cost is other than temporary, the accumulated loss previously recorded in Other comprehensive income is reclassified to Other income in the Consolidated Statement of Income.

As specified above, for the fiscal year ended October 31, 2006, substantially all securities available for sale were held in the investment account. Equity securities were stated at acquisition cost if the Bank did not exercise a significant influence over the investee, while debt securities were stated at unamortized acquisition cost. Gains or losses realized on disposal as well as losses in the event of impairment on these securities were presented in the Consolidated Statement of Income. Negotiable certificates of deposit were presented at cost after amortization in the Consolidated Balance Sheet.

Held for trading securities

Held for trading securities are generally purchased for sale in the near term. The Bank has opted to account for held for trading securities transactions on the settlement date in the Consolidated Balance Sheet. Changes in fair value between the trade date and the settlement date are included in Other income in the Consolidated Statement of Income. For the fiscal year ended October 31, 2006, these securities transactions were recognized on the trade date.

When they are initially recognized and in subsequent periods, held for trading securities are recorded at fair value and any transaction fees are included directly in the Consolidated Statement of Income. Realized and unrealized gains and losses on such securities are recorded as Other income in the Consolidated Statement of Income. Dividend and interest income are recorded in Interest income.

Securities purchased under reverse repurchase agreements and sold under repurchase agreements

The Bank purchases securities under reverse repurchase agreements and sells securities under repurchase agreements. Reverse repurchase agreements and repurchase agreements are treated as guaranteed loans and borrowings and are recorded at cost after amortization using the effective interest method in the Consolidated Balance Sheet. Interest income from reverse repurchase agreements and interest expense under repurchase agreements are recorded on an accrual basis in the Consolidated Statement of Income.

Loans

Loans, including transaction fees directly attributable to the granting of the loans, are recognized in the Consolidated Balance Sheet at cost after amortization calculated using the effective interest method (straight-line method for the fiscal year ended October 31, 2006).

A loan, other than a credit card loan, is considered impaired when, in the opinion of Management, there is reasonable doubt as to the ultimate collectibility of a portion of principal or interest or where payment of interest is contractually 90 days past due, unless there is no doubt as to the collectibility of the principal or interest. The loan may revert to performing status only when principal and interest payments have become fully current. Credit card loans are written off when payments are more than 180 days in arrears.

National Bank of Canada | 2007 Annual Report

When a loan is deemed impaired, interest ceases to be recorded and the carrying value of the loan is reduced to its estimated realizable amount by writing off all or part of the loan or by taking an allowance for credit losses.

Foreclosed assets held for sale in settlement of an impaired loan are accounted for at fair value less selling costs at the date of foreclosure. Any difference between the carrying value of the loan before foreclosure and the initially estimated realizable amount of the assets is recorded under Provision for credit losses. For any subsequent change in their fair value, gains and losses are recognized under Other income in the Consolidated Statement of Income. Gains must not exceed losses of value recognized after the foreclosure date. Revenue generated by foreclosed assets as well as operating expenses are recorded in Other income under Other in the Consolidated Statement of Income.

Foreclosed assets held for use in settlement of an impaired loan are measured at fair value at the date of foreclosure. Any difference in the carrying value of the loan exceeding this fair value is recorded under Provision for credit losses in the Consolidated Statement of Income. Subsequent to the date of foreclosure, these assets are recorded as premises and equipment and are subject to the related accounting rules.

Loan origination fees, including commitment, restructuring and renegotiation fees, are considered an integral part of the yield earned on the loan and are deferred and amortized to Interest income over the term of the loan. Direct costs for originating a loan are netted against origination fees. If there is a reasonable expectation that a commitment will result in a loan, commitment fees receive the same accounting treatment: they are amortized to Interest income over the term of the loan. Otherwise, they are included in Other income over the term of the commitment. Loan syndication fees are recorded in Other income, unless the yield on any loan retained by the Bank is less than that of other comparable lenders involved in the financing. In such cases, an appropriate portion of the fees is deferred and amortized to Interest income over the term of the loan. Certain mortgage loan prepayment fees are recognized as Lending fees in the Consolidated Statement of Income when earned. Commissions, if any, are amortized under the effective interest method (2006: straight-line method).

Allowance for credit losses

The allowance for credit losses reflects Management’s best estimate of losses in its loan portfolio as at the balance sheet date. This allowance relates primarily to loans, but may also cover the credit risk associated with deposits with financial institutions, derivative financial instruments, loan substitute securities and other credit instruments such as acceptances, letters of guarantee and letters of credit. The allowance for credit losses, which consists of specific allowances for impaired loans and the general allowance for credit risk, is increased by the provision for credit losses, which is charged to the Consolidated Statement of Income, and decreased by the amount of write-offs, net of recoveries.

The specific allowances for impaired loans are established for all such loans that can be identified and for which impairment can be estimated individually, reducing them to their estimated realizable amounts. The estimated realizable amounts are measured by discounting expected future cash flows. For groups of impaired loans consisting of large numbers of homogeneous balances of relatively small amounts, the realizable amounts are calculated by discounting expected future cash flows for each group of loans using formulas that take into account past loss experience, economic conditions and other relevant circumstances. No specific allowance is established for credit card loans, as balances are written off if payment has not been received within 180 days.

The general allowance allocated for credit risk represents Management’s best estimate of probable losses within the portion of the portfolio that has not yet been specifically identified as impaired. This amount is determined by applying expected loss factors to outstanding and undrawn facilities. The allocated general allowance for corporate and government loans is based on the application of expected default and loss factors, determined by statistical loss migration analysis, delineated by loan type. For more homogeneous portfolios, such as residential mortgage loans, small and medium-sized enterprise loans, personal loans and credit card loans, the allocated general allowance is determined on a product portfolio basis. Losses are determined by the application of loss ratios established through statistical analysis of loss migration over an economic cycle. The general allowance not allocated for credit risk is based on Management’s assessment of probable losses in the portfolio that have not been captured in the determination of the specific allowances for impaired loans and the allocated general allowance. This assessment takes into account general economic and business conditions, recent loan loss experience, and trends in credit quality and concentrations. This allowance also reflects model and estimation risks. The unallocated general allowance does not represent future losses or serve as a substitute for the allocated general allowance.

Asset securitization

The Bank securitizes residential mortgage loans, personal loans and credit card receivables by selling them to trusts that issue securities to investors. These transactions are recorded as sales when the Bank is deemed to have surrendered control over the assets sold and to have received consideration other than beneficial interests in these assets. Control is deemed to be surrendered if, and only if, all of the following conditions are met:

•	The transferred assets have been isolated from those of the Bank, even in bankruptcy or other receivership;

National Bank of Canada | 2007 Annual Report

•
The purchaser has the right to pledge or exchange the assets it received or, if the purchaser is a qualifying special-purpose entity (“QSPE”) as defined in CICA Accounting Guideline No. 12, Transfers of Receivables, each investor in the QSPE has the right to sell or pledge its beneficial interests in the QSPE; and

•	The Bank does not maintain effective control over the transferred assets.

If these conditions are not all met, the sale is deemed to be a secured borrowing, the assets remain on the Bank’s Consolidated Balance Sheet and the proceeds are presented as a liability.

As part of securitization transactions, the Bank may retain certain interests in the securitized receivables in the form of subordinated certificates, rights to future excess interest and, in some cases, a cash reserve account. Gains and losses on securitizations, net of transaction fees, are included in Securitization revenues in the Consolidated Statement of Income. Gains and losses recognized on the sale of receivables are dependent in part on the allocation of the previous carrying amount of the receivables to the assets sold and the retained interests. This allocation is based on their relative fair value at the date of transfer. Fair value is based on market prices, when available. However, as quotes are usually not available for retained interests, their initial and future fair values are determined primarily using the present value of expected future cash flows based on assumptions regarding credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved.

Since November 1, 2006, retained interests have been recorded at fair value and included in available for sale securities. Changes in fair value are recognized in Other comprehensive income. If there is objective evidence of an other-than-temporary impairment in fair value, the accumulated loss reflected in Other comprehensive income is reclassified to Securitization revenues in the Consolidated Statement of Income. For the fiscal year ended October 31, 2006, the retained interests were recorded at cost and included in Investment account securities. Any other-than-temporary impairment in retained interests was recognized in Securitization revenues in the Consolidated Statement of Income.

The Bank generally transfers receivables on a fully serviced basis. At the time of transfer, a servicing liability is recognized in the Consolidated Balance Sheet and amortized to the Consolidated Statement of Income over the term of the transferred assets. This servicing liability is presented in Other liabilities in the Consolidated Balance Sheet.

Acceptances and customers’ liability under acceptances

The potential liability of the Bank under acceptances is recorded as a liability in the Consolidated Balance Sheet. The Bank’s potential recourse against customers is recorded as an equivalent offsetting asset. These financial instruments are recorded at cost in the Consolidated Balance Sheet. Fees are recorded in Other income in the Consolidated Statement of Income.

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

(a) Straight-line
(b) Diminishing balance
(c) Over the lease term plus the first renewal option

Goodwill and other intangible assets

The purchase method is used to account for the acquisition of subsidiaries. Goodwill represents the excess of the price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. This goodwill is tested for impairment annually, or more frequently if changes in circumstances indicate that the asset might be impaired, to ensure that the fair value remains greater than or equal to the carrying value. Any excess of the carrying value over the fair value is charged to the Consolidated Statement of Income for the period during which the impairment has been determined.

The other intangible assets of the Bank result from the acquisition of subsidiaries or groups of assets. They are mainly composed of management contracts and are recorded at fair value at the time of acquisition. Since most of these assets have indefinite lives, they are not amortized, but are tested for impairment annually, or more frequently if changes in circumstances indicate that they might be impaired. The impairment test consists in comparing the fair value of the asset with its carrying value. Any excess of the carrying value over the fair value is charged to the Consolidated Statement of Income for the period during which the impairment is determined. Certain other intangible assets with finite useful lives are amortized over their useful lives, which generally do not exceed eight years. These assets are written down when the long-term expectation is that their carrying values will not be recovered. Any excess of the carrying value over the recoverable value is charged to the Consolidated Statement of Income.

National Bank of Canada | 2007 Annual Report

Obligations related to securities sold short

These financial liabilities represent the Bank’s obligation to deliver securities it sold but did not own at the time of sale. Obligations related to securities sold short are recorded at fair value and presented as liabilities in the Consolidated Balance Sheet. Realized and unrealized gains and losses are recognized in Other income in the Consolidated Statement of Income.

Income taxes

The Bank provides for income taxes under the asset and liability method. It determines future income tax assets and liabilities based on the differences between the carrying values and the tax bases of assets and liabilities, in accordance with income tax laws and income tax rates enacted or substantively enacted on the date the differences will reverse. Future income tax assets represent tax benefits related to deductions the Bank may claim to reduce its taxable income in future years. No future income tax expense is recorded for the portion of Retained earnings of foreign subsidiaries that is permanently reinvested.

Derivative financial instruments

In the normal course of business, the Bank uses derivative financial instruments for trading and asset/liability management purposes.

Since November 1, 2006, all derivative financial instruments, including embedded derivatives that must be bifurcated, have been recorded at fair value in the Consolidated Balance Sheet. Derivative financial instruments with a positive fair value are included in assets and derivative financial instruments with a negative fair value are included in liabilities in the Consolidated Balance Sheet.

The main derivative financial instruments used by the Bank are exchange-traded contracts such as futures and options as well as over-the-counter products such as forwards, options and swaps.

Embedded derivative financial instruments

An embedded derivative financial instrument is a component of a financial instrument or another contract, the characteristics of which are similar to those of a derivative. Taken together, the financial instrument or contract is considered to be a hybrid instrument comprising a host contract and an embedded derivative.

Since November 1, 2006, the accounting framework has required that embedded derivatives be bifurcated and accounted for separately if, and only if, the following three conditions are met: the economic characteristics and risks of the embedded derivative are not closely related to those of the host contract, the embedded derivative is a separate instrument that meets the definition of a derivative, and the hybrid contract is not recorded at fair value. Prior to the adoption of the new standards, embedded derivative financial instruments were not accounted for separately from the host contract, except for derivatives embedded in equity-linked deposit contracts covered by Accounting Guideline No. 17, Equity-Linked Deposit Contracts.

Embedded derivative financial instruments that must be accounted for separately from the host contract are recognized at fair value. Realized and unrealized gains and losses are recorded in Other income in the Consolidated Statement of Income.

The Bank selected November 1, 2002 as its transition date for the recognition of embedded derivatives.

Trading derivative financial instruments

Derivative financial instruments used by the Bank to accommodate the needs of clients and enable it to generate income from its trading activities are recognized at fair value. Realized and unrealized gains and losses on trading activities are recorded in Other income in the Consolidated Statement of Income.

Hedging derivative financial instruments

The Bank uses derivative financial instruments to manage its exposure to interest rate risk, foreign exchange risk and credit risk, as well as other market risks. Section 3865 of the CICA Handbook, which took effect on November 1, 2006, specifies when and how hedge accounting may be applied. All derivative financial instruments used as hedges are recognized at fair value in the Consolidated Balance Sheet. Before November 1, 2006, derivative financial instruments that met the criteria for hedge accounting were recorded on an accrual basis.

Hedge accounting

Policy

The purpose of hedging transactions is to modify the Bank’s exposure to one or more risks by creating an offset between changes in the fair value of, or the cash flows attributable to, the hedged item and the hedging item. Hedge accounting ensures that counterbalancing gains, losses, revenues and expenses are recognized in net income in the same period or periods.

National Bank of Canada | 2007 Annual Report

Documentation

At the inception of the hedging relationship, the Bank designates and formally documents all hedging relationships, detailing the risk management objective and strategy for establishing the relationship. The documentation identifies the specific asset, liability or cash flows being hedged, the related hedging item, the nature of the specific risk exposure or exposures being hedged, the intended term of the hedging relationship, the method for assessing the effectiveness of the hedging relationship and the accounting method. Both at the inception of the hedging relationship and throughout its term, the Bank ensures that the hedging relationship will be effective and consistent with its originally documented risk management objective and strategy. Since November 1, 2006, when hedge accounting has been appropriate, the hedging relationship has been designated as a fair value hedge, a cash flow hedge or a foreign exchange hedge of a net investment in a self-sustaining foreign operation.

Fair value hedge

In a fair value hedge, the Bank mainly uses interest rate swaps to hedge changes in the fair value of a hedged item. The carrying value of the hedged item is adjusted based on the effective portion of the gains or losses attributable to the hedged risk, which are recognized in the Consolidated Statement of Income, as is the change in the fair value of the hedging item. The resulting ineffective portion is included in Other income in the Consolidated Statement of Income.

Hedge accounting is discontinued prospectively if the hedging relationship no longer qualifies as an effective hedge or if the hedging item is settled. The hedged item is no longer adjusted to reflect changes in fair value. Amounts previously recorded as cumulative adjustments to the effective portion of gains and losses attributable to the hedged risk are amortized using the effective interest method and recognized in the Consolidated Statement of Income over the remaining useful life of the hedged item. Hedge accounting is also discontinued if the hedged item is sold or terminated before maturity. In such a situation, the cumulative adjustments to the effective portion of gains and losses attributable to the hedged risk are immediately recorded in the Consolidated Statement of Income.

Cash flow hedge

In a cash flow hedge, the Bank mainly uses interest rate swaps to hedge exposure of the future cash flows related to a floating rate financial asset or liability. The effective portion of changes in fair value of the hedging item is recorded in Accumulated other comprehensive income and the ineffective portion in Other income in the Consolidated Statement of Income.

The amounts recorded in Accumulated other comprehensive income with respect to cash flow hedges are reclassified to the Consolidated Statement of Income in the period or periods during which the hedged item is recognized.

When the derivative financial instrument no longer satisfies the conditions of effective hedging, hedge accounting ceases to be prospectively applied. The amounts previously recorded in Accumulated other comprehensive income will be reclassified to the Consolidated Statement of Income in the period or periods during which the hedged item is recognized.

Hedge of a net investment in a self-sustaining foreign operation

Financial instruments denominated in foreign currencies are used to hedge the foreign exchange risk related to investments made in self-sustaining foreign operations whose activities are denominated in a currency other than the Canadian dollar. The effective portion of the gains and losses on the hedging item is recorded in Accumulated other comprehensive income and the ineffective portion in Other income in the Consolidated Statement of Income.

Discontinuance of hedging relationships for the fiscal year ended October 31, 2006

For the fiscal year ended October 31, 2006, in instances when hedge accounting was discontinued, realized and unrealized gains and losses on terminated derivative financial instruments or derivative financial instruments that ceased to be effective before they expired were presented with assets or liabilities in the Consolidated Balance Sheet and recognized in Other income in the Consolidated Statement of Income in the period during which the underlying hedged item was recognized. If the derivative financial instrument once again qualified for hedge accounting, any fair value already presented in the Consolidated Balance Sheet was amortized to Other income over the remaining term of the hedged item. If a designated hedged item was sold, was terminated or expired before the related derivative financial intrument expired, any realized or unrealized gain or loss on the derivative financial instrument was recognized in Other income in the Consolidated Statement of Income.

Offsetting of financial assets and liabilities

Financial assets and liabilities are offset and the net amount is presented in the Consolidated Balance Sheet when the Bank has a legally enforceable right to set off the recognized amounts and intends to settle on a net basis or to realize the asset and settle the liability simultaneously.

National Bank of Canada | 2007 Annual Report

Guarantees

CICA Accounting Guideline No. 14 entitled Disclosure of Guarantees (AcG-14) defines a guarantee as a contract (including an indemnity) that contingently requires the guarantor to make payments (either in cash, financial instruments, other assets or shares of the guarantor, or provision of services) to the beneficiary due to (a) changes in an interest rate, security or commodity price, foreign exchange rate, index or other variable, including the occurrence or non-occurrence of a specified event, that is related to an asset, a liability or an equity security of the beneficiary of the guarantee, (b) failure of a third party to perform under a contractual agreement, or (c) failure of a third party to pay its indebtedness when due.

Since November 1, 2006, liabilities have been recorded for the fair value of the obligation assumed at the inception of guarantees that satisfy the definition in AcG-14. No subsequent remeasurement at fair value is required, unless the financial guarantee is considered a derivative financial instrument.

Insurance revenues and expenses

Premiums less claims and changes in actuarial liabilities are reflected in Other income in the Consolidated Statement of Income. For the fiscal year ended October 31, 2006, gains and losses realized on the disposal of securities were recognized in the Consolidated Balance Sheet and amortized at a rate of 15% per year. The amortization was included in Other income in the Consolidated Statement of Income.

Assets under administration and assets under management

The Bank administers and manages assets that are owned by clients but which are not reflected in the Consolidated Balance Sheet. Asset management fees are earned for providing investment and mutual fund management services. Asset administration fees are earned for providing trust, estate administration and custodial services. Fees are recognized in Other income in the Consolidated Statement of Income as the services are provided.

Employee future benefits

The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans. The Bank also offers its employees certain post-retirement and post-employment benefits, compensated leave and termination benefits (non-pension employee benefits), which are generally not funded. These benefits include healthcare, life insurance and dental benefits. Employees eligible for postretirement benefits are those who retire at certain retirement ages. Employees eligible for post-employment benefits are those on long-term disability or maternity leave.

Actuarial valuations are made periodically to determine the present value of plan obligations. The actuarial valuation of accrued pension obligations and the post-retirement benefit obligation is based on the projected benefit method prorated on services using the most likely assumptions according to Management as regards future salary levels, cost escalation, retirement age and other actuarial factors. The accrued benefit obligation is valued using market rates as at the measurement date. With regard to the expected long-term returns on plan assets used to calculate pension expense, most of the fixed-income securities in the plans are measured using fair value, while equity securities and other assets are measured using a market-related value. This value takes into account the changes in the fair value of assets over a three-year period.

The cost of pension and other post-retirement benefits earned by employees is established by calculating the sum of the following: the current period accrued benefit cost; the notional interest on the actuarial liability of the plans and the expected long-term return on plan assets; the amortization over the average remaining service lives of employees of actuarial gains and losses; and the amounts resulting from changes made to the assumptions and the plans. The cumulative excess of pension plan contributions over the amounts recorded as expenses is recognized in Other assets in the Consolidated Balance Sheet, while the cumulative cost of post-retirement benefits, net of disbursements, is recognized in Other liabilities.

Past service costs arising from amendments to the plans are amortized on a straight-line basis over the average remaining service period of active employees on the date of the amendments. The portion of the net actuarial gain or loss which exceeds 10% of either the accrued benefit obligation or the fair value of plan assets, whichever is higher, is amortized over the average remaining service period of active employees. This average remaining service period varies from 8 to 12 years depending on the plan. When the restructuring of an employee benefit plan gives rise to both a curtailment and a settlement of obligations, the curtailment is accounted for prior to the settlement.

Stock-based compensation plans

The Bank has several stock-based compensation plans: the Stock Option Plan, the Stock Appreciation Rights (SAR) Plan, the Deferred Stock Unit (DSU) Plan, the Restricted Stock Unit (RSU) Plan, the Deferred Compensation Plan of National Bank Financial and the Employee Share Ownership Plan.

The Bank has used the fair value based method to account for stock options awarded under its stock option plan since November 1, 2002. The fair value of the stock options is estimated on the award date using the Black-Scholes model. This cost is recognized on a straight-line basis over the vesting period, i.e., four years, as an increase in Salaries and staff benefits and Contributed surplus. When the options are exercised, the Contributed surplus is credited to Shareholders’ equity – Common shares in the Consolidated Balance Sheet. The proceeds received from the employees when these options are exercised are also credited to Shareholders’ equity – Common shares in the Consolidated Balance Sheet.

National Bank of Canada | 2007 Annual Report

SARs are recorded at intrinsic value by measuring, on an ongoing basis and until the SARs are exercised, the excess of the price of the Bank’s common stock over the exercise price of the option. The obligation, which results from the variation in the stock’s market price, is recognized in income on a straight-line basis over the vesting period, i.e., four years, and the corresponding amount is included in Other liabilities in the Consolidated Balance Sheet. When the vesting period expires and until the SARs are exercised, the change in the obligation attributable to variations in the stock price is recognized in Salaries and staff benefits in the Consolidated Statement of Income for the period in which the variations occur. When a SAR is exercised, the Bank makes a cash payment equal to the increase in the stock price since the date of the award.

The obligation that results from the award of a DSU and RSU is generally recognized in income on a straight-line basis over the vesting period, and a corresponding amount is included in Other liabilities in the Consolidated Balance Sheet. The change in the obligation attributable to variations in the stock price and dividends paid on common shares for these plans is recognized in Salaries and staff benefits in the Consolidated Statement of Income for the period in which the variations occur. On the redemption date, the Bank makes a cash payment equal to the value of the common shares on that date.

The Bank uses derivative financial instruments to hedge the risks associated with some of these plans. The compensation expense for these plans, net of related hedges, is recognized in the Consolidated Statement of Income.

The Bank’s contributions to the Employee Share Ownership Plan are expensed as incurred.

Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in fiscal 2007.

National Bank of Canada | 2007 Annual Report

2 | Changes in Accounting Policies

2a. Recent Accounting Standards Adopted

Financial instruments

On November 1, 2006, the Bank adopted the standards set out in the new sections of the CICA Handbook relating to financial instruments: Section 1530, Comprehensive Income; Section 3855, Financial Instruments – Recognition and Measurement; and Section 3865, Hedges. The corresponding figures for the year ended October 31, 2006 have not been restated, in accordance with the relevant transitional provisions, except for unrealized gains or losses on translating financial statements of self-sustaining foreign operations, net of hedging activities. These accounting standards are described in detail in Note 1.

As at November 1, 2006, the Bank recognized all of its financial assets and liabilities in the Consolidated Balance Sheet according to their classification. Any adjustment made to a previous carrying amount was recognized as an adjustment to the balance of Retained earnings at that date or as an adjustment to the balance of Accumulated other comprehensive income, net of income taxes.

The items recognized as an adjustment to the opening balance of Retained earnings, net of income taxes, totalled $2 million.

The items recognized as an adjustment to Accumulated other comprehensive income, net of income taxes, are:

•
reclassification of the net unrealized loss on translating financial statements of self-sustaining foreign operations, net of hedge transactions, in the amount of $92 million, which was previously presented as a separate item in Shareholders’ equity;

•	net unrealized gain on available for sale securities in the amount of $28 million; and
•	net loss on derivative financial instruments designated as cash flow hedges in the amount of $7 million.

During the year ended October 31, 2007, the Bank opted to record, effective November 1, 2006, transactions on held for trading securities on the settlement date.

The Consolidated Statement of Comprehensive Income was added to the Bank’s consolidated financial statements. Comprehensive income consists of Net income plus Other comprehensive income. In addition to unrealized gains and losses on available for sale financial assets, Other comprehensive income comprises the unrealized gains or losses on translating financial statements of self-sustaining foreign operations, net of hedge transactions, and the effective portion of changes in the fair value of cash flow hedging instruments. Accumulated other comprehensive income is presented separately in Shareholders’ equity in the Consolidated Balance Sheet.

Stock-based compensation

On November 1, 2006, the Bank adopted the accounting treatment set out in Abstract No. 162 entitled Stock-Based Compensation for Employees Eligible to Retire Before the Vesting Date (EIC-162) issued by the Emerging Issues Committee of the CICA. EIC-162 specifies that the compensation cost attributable to stock-based awards granted to employees who are eligible to retire at the grant date should be recognized immediately and that the compensation cost attributable to stock-based awards granted to employees who will become eligible to retire during the vesting period should be recognized over the period from the grant date to the date of retirement eligibility. Previously, the Bank amortized this cost over the vesting period. The Bank has not restated its prior-period consolidated financial statements to take this change into account because the impact is not material.

2b. Recent Accounting Standards Pending Adoption

Capital disclosures and financial instruments – disclosures and presentation

In December 2006, the CICA published three new accounting standards: Section 1535 Capital Disclosures; Section 3862 Financial Instruments – Disclosures; and Section 3863 Financial Instruments – Presentation. These new standards will apply to the Bank effective November 1, 2007.

Section 1535 establishes disclosure requirements concerning:

•	an entity’s objectives, policies and processes for managing capital;
•	quantitative data about what the entity regards as capital;
•	whether the entity has complied with any capital requirements; and
•	the consequences of non-compliance with such capital requirements.

National Bank of Canada | 2007 Annual Report

Sections 3862 and 3863 consist of a comprehensive series of disclosure requirements and presentation rules applicable to financial instruments. They revise and enhance the disclosure requirements set out in Section 3861 Financial Instruments – Disclosure and Presentation and carry forward unchanged the presentation requirements of Section 3861.

Section 3862 establishes disclosure requirements that enable users of financial statements to evaluate:

•	the significance of financial instruments for an entity’s financial position and performance; and
•	the nature and extent of risks arising from financial instruments to which the entity is exposed and how the entity manages those risks.

Accounting changes

In July 2006, the CICA published a new version of Section 1506, Accounting Changes. The new standard will apply to the Bank effective November 1, 2007.

The standard specifies that an entity must change an accounting policy only if the change is required by GAAP or in order for the financial statements to provide more relevant information. An entity must account for a change in accounting policy resulting from the application of GAAP in accordance with the specific transitional provisions of the standard, if any. If the standard does not provide for specific transitional provisions applicable to that change or if the entity decides to change an accounting policy voluntarily, the change must be applied retrospectively and prior periods adjusted, unless it is impossible to determine the period-specific effects or the cumulative effect of the change.

The standard requires the disclosure of information about changes in accounting estimates during the current period and, unless it is impossible to estimate, for future periods. According to the standard, the entity must disclose that an error has occurred and the period in which it occurred. In this case, the financial statements are restated.

Furthermore, the standard requires that when a new standard has been issued but is not yet effective, this fact be disclosed along with the expected impact of initial application on the financial statements.

National Bank of Canada | 2007 Annual Report

3 | Available for Sale Financial Assets

Financial assets classified as available for sale comprise securities and certain negotiable certificates of deposit as follows:

	Term to maturity
	Within 1 year	1 to 5 years	5 to 10 years	Over 10 years	No maturity	2007 Total

Securities issued and guaranteed by
Canada	1,058	2,900	70	28	–	4,056
Provinces	500	96	122	26	–	744
Municipalities and school boards	–	–	1	–	–	1
U.S. Treasury and other U.S. agencies	9	–	–	70	–	79
Other debt securities	1,578	382	127	1	182	2,270
Equity securities	56	132	7	15	1,082	1,292
Total available for sale securities	3,201	3,510	327	140	1,264	8,442
Other available for sale financial assets	836	–	–	–	–	836
Total available for sale financial assets	4,037	3,510	327	140	1,264	9,278

Gross unrealized gains (losses) on available for sale financial assets are presented in the table below.

	2007
	Cost or unamortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value

Securities issued or guaranteed by
Canada	4,071	2	(17)	4,056
Provinces	743	2	(1)	744
Municipalities and school boards	1	–	–	1
U.S. Treasury and other U.S. agencies	79	–	–	79
Other debt securities	2,272	4	(6)	2,270
Equity securities	1,174	168	(50)	1,292
Total available for sale securities	8,340	176	(74)	8,442
Other available for sale financial assets	836	–	–	836
Total available for sale financial assets	9,176	176	(74)	9,278

Financial assets classified as available for sale are measured periodically to determine whether there is objective evidence of an other-than-temporary impairment in value. Gross unrealized losses on equity securities are mainly caused by market price fluctuations or foreign exchange movements. The Bank has the ability and intent to hold these securities for a period of time sufficient to allow for any recovery of their fair value. As at October 31, 2007, the Bank concluded that the gross unrealized losses were temporary.

Asset-backed commercial paper

On August 20, 2007, the Bank announced a number of measures to relieve its clients from the uncertainties related to the liquidity problem in the asset-backed commercial paper (ABCP) market. During the fourth quarter of 2007, the Bank purchased $2,138 million of ABCP, issued by 26 trusts, including $1,084 million from mutual funds and $559 million from pooled funds administered by the Bank, as well as the ABCP held by its individual retail clients and certain other clients. This amount is in addition to the $156 million of ABCP already held by the Bank. As at October 31, 2007, once adjusted, the carrying value of this ABCP owned by the Bank was $1,719 million. The carrying value of this ABCP classified in Available for sale securities was $1,606 million and an amount of $113 million was classified in Held for trading securities.

During the fourth quarter of 2007, the Bank adjusted the carrying value of the ABCP it owned due to impairment in the value of some of the underlying assets, the significant reduction in liquidity of the commercial paper and the uncertain nature of the terms and conditions of the restructuring proposals of the ABCP conduits. A charge of $575 million was recognized in the Consolidated Statement of Income, specifically $42 million under Trading revenues (Financial Markets segment) and $533 million under Gains (losses) on available for sale securities (under the Other heading of segment results). This charge represents Management’s best estimate of impairment within a reasonable range of possible write-downs.

National Bank of Canada | 2007 Annual Report

The deterioration in global credit markets, prolonged illiquidity, reduced price transparency in underlying assets, increased market volatility and a significantly weaker U.S. housing market all contributed to the turmoil in the Canadian ABCP market. Determining the fair value of the ABCP is complex and involves an extensive process that includes the use of quantitative modeling and relevant assumptions. Whenever available, observable market inputs for comparable underlying securities, from independent pricing sources, were used to assess the fair value of each class of assets in the trusts.

The Bank’s valuation was based on its assessment of then-prevailing conditions, which may change in subsequent periods. Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets, (2) developments related to the liquidity of the ABCP market, (3) the outcome of the restructuring of the conduits and (4) a change in economic conditions in North America.

Available for sale securities presented at cost

The Bank holds equity securities such as mutual fund units and other securities that are classified as available for sale but must be presented at cost because they are not traded in an active market. These available for sale securities presented at cost in the Consolidated Balance Sheet totalled $403 million. Some of these securities had a fair value that could be estimated. The difference between the estimated fair value and the cost of these securities totalled $45 million. Some available for sale securities presented at cost were sold during the year. When they were sold, their carrying value was $5 million and the Bank recognized a $54 million gain on their sale.

Investment account securities as at October 31, 2006

Until October 31, 2006, securities held in the investment account were presented at cost or amortized cost in the Consolidated Balance Sheet. As at October 31, 2006, gross unrealized gains (losses) on these securities were as follows:

	2006
	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

Securities issued or guaranteed by
Canada	2,420	12	(9)	2,423
Provinces	1,020	5	–	1,025
U.S. Treasury and other U.S. agencies	962	–	(9)	953
Other debt securities	1,109	4	(5)	1,108
Equity securities	1,303	185	(57)	1,431
Total investment account	6,814	206	(80)	6,940

National Bank of Canada | 2007 Annual Report

4 | Held for Trading Securities

Held for trading securities are as follows:

	2007						2006
	Term to maturity
	Within 1 year	1 to 5 years	5 to 10 years	Over 10 years	No maturity	Total	Total

Securities issued or guaranteed by
Canada	1,619	2,256	1,056	665	–	5,596	9,412
Provinces	709	2,439	1,780	622	–	5,550	5,746
Municipalities and school boards	59	152	204	37	–	452	436
Other debt securities	3,882	1,043	1,369	200	–	6,494	8,130
Equity securities	5	–	1	3	12,727	12,736	8,140
Total held for trading securities	6,274	5,890	4,410	1,527	12,727	30,828	31,864

National Bank of Canada | 2007 Annual Report

5 | Loans and Impaired Loans

Loans	2007					2006
	Term to maturity(1)
	Within 1 year	1 to 2 years	2 to 5 years	Over 5 years	Total gross amount	Total gross amount

Residential mortgage	7,549	2,430	4,819	1,097	15,895	15,385
Personal and credit card	11,870	638	539	69	13,116	11,319
Business and government	13,593	770	1,657	3,357	19,377	20,667
	33,012	3,838	7,015	4,523	48,388	47,371

(1) Based on the earlier of the contractual repricing date or maturity

Impaired Loans	2007			2006
	Impaired loans			Impaired loans
	Gross	Specific allowances	Net balance	Gross	Specific allowances	Net balance

Residential mortgage	20	1	19	13	2	11
Personal	36	12	24	36	16	20
Business and government	193	107	86	185	100	85
	249	120	129	234	118	116
General allowance(2)			(308)			(308)
Impaired loans, net of specific and general allowances			(179)			(192)

(2) The general allowance for credit risk was created taking into account the Bank’s credit in its entirety.

National Bank of Canada | 2007 Annual Report

6 | Allowance for Credit Losses

The changes made to allowances during the fiscal years were as follows:

	2007			2006
	Specific allowances	General allowances	Total	Specific allowances	General allowances	Total

Allowances at beginning	118	308	426	143	308	451
Provision for credit losses	103	–	103	77	–	77
Write-offs	(154)	–	(154)	(166)	–	(166)
Recoveries	53	–	53	64	–	64
Allowances at end	120	308	428	118	308	426

National Bank of Canada | 2007 Annual Report

7 | Transfers of Receivables

Asset securitization

New securitization activities

Insured mortgage loans

The Bank securitizes insured residential mortgage loans by creating mortgage-backed securities. The pre-tax gain or loss from securitization transactions, net of transaction fees, is recognized in the Consolidated Statement of Income under Securitization revenues.

	2007		2006

Net cash proceeds	2,770		2,180
Retained interests	72		63
Retained servicing liability	(15)		(13)
	2,827		2,230
Receivables securitized and sold	2,803	(1)	2,200
Gain before income taxes, net of transaction fees	24		30
Mortgage-backed securities created and retained included in Securities available for sale (2006: Investment account)	74		674

(1) Includes $38 million in receivables securitized in previous fiscal years

Repurchase and maturity

Mortgage loans – other

During fiscal 2000, the Bank sold uninsured mortgage loans on properties with five or more housing units to a trust. The Bank terminated this program in July 2007 by repurchasing the $86 million in outstanding loans, which represented less than 10% of the initial portfolio.

Personal loans

The Bank used to sell fixed-rate personal loans on a revolving basis to a trust. The two remaining series of notes, totalling $309 million, matured in July 2007. No new series were issued and the structure was closed in 2007.

Key assumptions

The key assumptions used to measure the fair value of retained interests as at the securitization date for transactions carried out during 2007 and 2006 were as follows:

	Insured mortgage loans				Credit card receivables		Personal loans
	2007		2006		2007	2006	2007	2006
	Variable	Fixed	Variable	Fixed

Weighted average term (months)	25.8	31.6	30.5	30.1	–	–	–	14.3
Payment rate (per month)	–	–	–	–	24.9%	31.9%	–	–
Prepayment rate	20.0%	18.2%	20.0%	20.0%	–	–	30.0%	30.0%
Excess spread, net of credit losses	1.1%	1.1%	1.9%	1.1%	10.7%	9.9%	1.3%	1.3%
Expected credit losses	–	–	–	–	3.7%	3.8%	1.7%	1.7%
Discount rate	4.6%	4.3%	4.2%	4.1%	17.0%	17.0%	17.0%	17.0%

The static pool credit loss ratio for securitized credit card receivables as at October 31, 2007 was 1.18% (1.14% in 2006). It is calculated by dividing actual and projected credit losses by the original balance of the receivables securitized. Static pool credit losses are not applicable to insured mortgage loans.

National Bank of Canada | 2007 Annual Report

Summary of securitized assets

	2007			2006
	Securitized assets	Past due (1)	Net credit losses	Securitized assets		Past due(1)	Net credit losses

Mortgage loans
– insured(2)	6,624	–	–	5,639		–	–
– other(3)	–	–	–	122		–	–
Credit card receivables	1,200	8	44	1,200		7	45
Personal loans	–	–	1	125	(4)	1	3
Total	7,824	8	45	7,086		8	48

(1) Receivables and loans that are more than 90 days past due but are not considered impaired
(2) Includes $662 million of mortgage-backed securities created and unsold in 2007 (2006: $836 million). These securities are presented under Securities available for sale (2006: Investment account) in the Consolidated Balance Sheet.
(3) During fiscal 2000, the Bank sold uninsured mortgage loans on properties with five or more housing units to a trust. The Bank terminated this program in July 2007.
(4) The trust that held personal loans also held $60 million of mortgage-backed securities created by the Bank in 2006.

Impact of securitization activities on certain items in the Consolidated Statement of Income

Securitization revenues

	Gains on sale of assets		Servicing revenues		Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Mortgage loans
– insured	24	30	15	13	–	–	39	43
– other	–	–	–	–	1	2	1	2
Credit card receivables(1)	89	67	20	17	30	41	139	125
Personal loans(1)	–	–	–	1	–	4	–	5
Total	113	97	35	31	31	47	179	175

(1) Revolving securitization transactions

Impact of securitization activities on certain items in the Consolidated Balance Sheet

	Available for sale securities (1)				Other liabilities
	Retained interests		Cash deposits at a trust(2)		Servicing liability
	2007	2006	2007	2006	2007	2006

Mortgage loans
– insured	139	127	–	–	27	22
– other	–	–	–	20	–	–
Credit card receivables	40	29	2	2	8	6
Personal loans	–	1	–	12	–	1
Total	179	157	2	34	35	29

(1) 2006: Investment account
(2) Cash deposits can only be used when revenues collected on loans are insufficient to pay interest owing to investors.

National Bank of Canada | 2007 Annual Report

Cash flows from securitization activities

	Insured mortgage loans				Other mortgage loans		Credit card receivables		Personal loans
	2007		2006		2007	2006	2007	2006	2007	2006
	Variable rate	Fixed rate	Variable rate	Fixed rate

Proceeds from new securitizations	423	2,347	192	1,988	–	–	–	–	–	–
Proceeds collected and reinvested in revolving securitizations	–	–	–	–	–	–	3,608	3,508	45	167
Cash flows from retained interests in securitizations	4	79	–	71	–	–	129	126	–	6

Loan redemptions	–	–	–	–	(86)	–	–	–	(15)	–

Sensitivity of key assumptions to adverse changes

As at October 31, the sensitivity of the current fair value of retained interests to immediate 10% and 20% adverse changes in key assumptions was as follows:

	Insured mortgage loans				Credit card receivables		Personal loans
	2007		2006		2007	2006	2006
	Variable rate	Fixed rate	Variable rate	Fixed rate

Prepayment rate	20.0%	19.3%	20.0%	20.0%	25.1%	31.9%	30.0%
Impact on fair value of 10% adverse change	$(0.4)	$(3.6)	$(0.3)	$(3.7)	$(2.9)	$(2.5)	–
Impact on fair value of 20% adverse change	$(0.8)	$(7.1)	$(0.6)	$(7.3)	$(5.3)	$(4.6)	–

Excess spread, net of credit losses	1.2%	1.3%	1.9%	1.4%	10.7%	9.9%	1.3%
Impact on fair value of 10% adverse change	$(1.3)	$(12.3)	$(0.8)	$(11.9)	$(4.1)	$(2.8)	$(0.1)
Impact on fair value of 20% adverse change	$(2.6)	$(24.5)	$(1.6)	$(23.8)	$(8.1)	$(5.7)	$(0.2)

Expected credit losses	–	–	–	–	3.7%	3.8%	1.7%
Impact on fair value of 10% adverse change	–	–	–	–	$(1.4)	$(1.1)	$(0.1)
Impact on fair value of 20% adverse change	–	–	–	–	$(2.8)	$(2.2)	$(0.2)

Discount rate	4.5%	4.0%	4.2%	3.9%	17.0%	17.0%	17.0%
Impact on fair value of 10% adverse change	$(0.1)	$(0.6)	$(0.1)	$(0.6)	$(0.2)	$(0.1)	–
Impact on fair value of 20% adverse change	$(0.1)	$(1.2)	$(0.1)	$(1.1)	$(0.4)	$(0.2)	–

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

Other transfers

The Bank sells insured and uninsured mortgage loans to a mutual fund administered by the Bank. The pre-tax gain or loss is recorded in Other income in the Consolidated Statement of Income. The total outstanding amount of insured and uninsured mortgage loans sold to this mutual fund was $437 million as at October 31, 2007 (2006: $518 million). The table below summarizes the other transfers carried out by the Bank:

	2007	2006

Net cash proceeds	100	141
Insured and uninsured mortgage loans sold	100	140
Gain before income taxes	–	1

National Bank of Canada | 2007 Annual Report

8 | Variable Interest Entities

The VIEs where the Bank holds a significant variable interest but is not the primary beneficiary as defined in AcG-15 are described below. The Bank’s maximum exposure to loss resulting from these variable interests consists primarily of investments in these entities, the fair value of the derivative contracts entered into with them and the backstop liquidity facility granted to one of them.

Securitization entity for the Bank’s assets

The Bank carries out transactions in which certain assets are sold to an entity that finances their purchase by issuing term bonds. This entity is a qualifying special-purpose entity under CICA Accounting Guideline No. 12, Transfers of Receivables, and is therefore exempt from the consolidation requirements under AcG-15. Asset securitization transactions for the fiscal year ended October 31, 2007 and 2006 are described in Note 7 to the consolidated financial statements.

Multi-seller conduit

The Bank administers a multi-seller conduit that purchases financial assets from clients and finances those purchases by issuing asset-backed commercial paper. Clients use this multi-seller conduit to diversify their funding sources and reduce funding costs, while continuing to manage the respective financial assets and providing some amount of first-loss protection. The Bank acts as a financial agent and trustee and provides administrative and transaction structuring services to this conduit. During the fiscal year ended October 31, 2007, the Bank purchased commercial paper issued by the conduit. The Bank does not provide any credit protection, but it does provide a backstop liquidity facility under the commercial paper program. This backstop liquidity facility is presented and described in Note 22 to the consolidated financial statements. The Bank holds a variable interest in this conduit through its participation in the commercial paper program, the backstop liquidity facility provided and its rights to collect fees as financial agent and administrator. However, the Bank is not required to consolidate this conduit under AcG-15 because it does not have to absorb the majority of the conduit’s expected losses, receive the majority of its expected residual returns, or both. In order to meet the needs of investors, the Bank has concluded derivative contracts with this conduit, the fair value of which is presented on the Bank’s Consolidated Balance Sheet. The total assets of the conduit were $892 million as at October 31, 2007 ($683 million as at October 31, 2006).

Structured finance entities

The Bank also acts as a financial agent and administrator for three trusts. These trusts issue and sell fixed and adjustable rate debt securities backed by mortgage-backed securities, asset-backed securities, structured financial securities, synthetic corporate exposures and other securities. During fiscal 2007, the Bank purchased debt securities issued by these trusts. The Bank holds variable interests in these trusts through its participation in the debt securities and its rights to collect fees as financial agent and administrator. However, the Bank is not the primary beneficiary of these trusts and is therefore not required to consolidate them under AcG-15. The Bank concluded derivative contracts with some of these trusts, the fair value of which is presented on the Bank’s Consolidated Balance Sheet. The total assets of these entities were $4.2 billion as at October 31, 2007 ($4.2 billion as at October 31, 2006).

Investment funds

As part of its investment banking operations, the Bank invests in several limited liability partnerships and incorporated entities. These investment companies in turn invest in operating companies with a view to reselling these investments at a profit over the medium or long term. The Bank does not intervene in the operations of these entities; its only role is that of investor. The Bank is not required to consolidate these entities under AcG-15 as it does not absorb the majority of their expected losses, receive the majority of their expected residual returns, or both. As at October 31, 2007, the recorded value of the Bank’s total investment was $170 million ($90 million as at October 31, 2006). The total assets of all these entities amounted to $1.7 billion ($1.2 billion as at October 31, 2006). Moreover, the Bank has commitments to invest in these entities. These commitments are disclosed in Note 22 to the consolidated financial statements.

National Bank of Canada | 2007 Annual Report

9 | Premises and Equipment

			2007			2006
	Cost	Accumulated amortization	Net carrying value	Cost	Accumulated amortization	Net carrying value

Land	17	–	17	17	–	17
Buildings	183	95	88	189	94	95
Equipment and furniture	733	517	216	638	473	165
Leasehold improvements	394	289	105	372	264	108
	1,327	901	426	1,216	831	385
Amortization for the year			78			69

National Bank of Canada | 2007 Annual Report

10 | Goodwill and Other Intangible Assets

The Bank performs an annual impairment test of goodwill and other intangible assets with indefinite lives. No impairment loss was recorded for 2006.

The change in the carrying value of goodwill is as follows:

	Personal and Commercial	Wealth Management	Financial Markets	Total

Balance as at October 31, 2005	49	421	192	662
Acquisition of Credigy Ltd.	–	–	21	21
Balance as at October 31, 2006	49	421	213	683
Increase in the interest in Credigy Ltd. (Note 29)	–	–	2	2
Increase in the interest in Asset Management
Finance Corporation (Note 29)	–	–	19	19
Other	–	–	(1)	(1)
Balance as at October 31, 2007	49	421	233	703

Other intangible assets comprise the following:

				2007	2006
	Cost	Impairment charge(2)	Accumulated amortization	Net carrying value	Net carrying value

Trademarks(1)	11	–	–	11	11
Management contracts(1)	160	6	–	154	160
Other	16	–	12	4	6
Total	187	6	12	169	177

(1) Not subject to amortization
(2) Following the results of the impairment test, a charge was recorded for impairment of an intangible asset.

National Bank of Canada | 2007 Annual Report

11 | Other Assets

	2007	2006

Interest and dividends receivable	419	367
Prepaid expenses and deferred amounts	268	109
Future income tax assets (Note 20)	91	138
Due from clients, dealers and brokers	4,775	3,948
Investments in companies subject to significant influence	180	151
Accrued benefit asset (Note 17)	340	344
Other	222	411
	6,295	5,468

National Bank of Canada | 2007 Annual Report

12 | Deposits

	Payable on demand	Payable after notice	Payable on a fixed date	2007 Total	2006 Total

Personal	2,834	12,298	15,083	30,215	29,092
Business and government	6,294	6,756	20,747	33,797	33,998
Deposit-taking institutions	238	19	6,304	6,561	8,602
Deposit from NBC Capital Trust	–	–	225	225	225
	9,366	19,073	42,359	70,798	71,917

					2007	2006
	Term to maturity
	Within 1 year	1 to 2 years	2 to 5 years	Over 5 years	Total	Total

Payable on demand and payable after notice
Personal	10,162	3,485	1,485	–	15,132	14,468
Other	10,831	314	558	1,604	13,307	17,309
Total	20,993	3,799	2,043	1,604	28,439	31,777
Payable on a fixed date
Personal	8,248	3,244	3,566	25	15,083	14,624
Other	23,244	506	1,663	1,863	27,276	25,516
Total	31,492	3,750	5,229	1,888	42,359	40,140
Total	52,485	7,549	7,272	3,492	70,798	71,917

Deposit from NBC Capital Trust

On June 15, 2006, NBC Capital Trust (the “Trust”), an open-end trust established under the laws of the Province of Ontario, issued 225,000 transferable non-voting trust units called Trust Capital Securities-Series 1, or NBC CapS-Series 1. The gross proceeds from the offering of $225 million were used by the Trust to acquire a deposit note from the Bank.

The deposit note bears interest at a fixed annual rate of 5.329% payable semi-annually in arrears up to June 30, 2016 and thereafter at a fixed annual rate equal to the acceptance rate plus 1.50%. The deposit note, which will mature on June 30, 2056, may be redeemed, on or after June 30, 2011, at the option of the Bank, without the consent of the Trust, subject to prior written notice and prior approval of the Superintendent or upon the occurrence of predetermined regulatory or tax events. If the Bank redeems the deposit note, in whole or in part, the Trust will be required to redeem a corresponding amount of NBC CapS-Series 1.

Each $1,000 of principal amount of the deposit note is convertible at any time into 40 First Preferred Shares, Series 17 of the Bank at the option of the Trust. The Trust will exercise this conversion right in circumstances in which holders of NBC CapS-Series 1 exercise their exchange rights.

Failure by the Bank to make payments or to satisfy its other obligations under the deposit note will not entitle the Trust to accelerate payment of the deposit note.

The Trust is a variable interest entity as defined in AcG-15. Although the Bank owns the equity and voting control of the Trust, the Bank does not consolidate the Trust because the Bank is not the primary beneficiary; therefore, NBC CapS-Series 1 issued by the Trust are not reported on the Bank’s Consolidated Balance Sheet, but the deposit note is reported under Deposits.

The non-cumulative cash distribution per NBC CapS-Series 1 will be $26.645 (representing an annual yield of 5.329% of the $1,000 initial issue price); it will be paid by the Trust semi-annually from December 31, 2006 to and including June 30, 2016, and thereafter, will be determined by multiplying $1,000 by half of the sum of the applicable acceptance rate plus 1.50%. No cash distributions will be payable by the Trust on NBC CapS-Series 1 if the Bank fails to declare regular dividends on its preferred shares or, if no preferred shares are then outstanding, on its outstanding common shares. In this case, the net distributable funds of the Trust will be paid to the Bank as holder of the Special Trust Securities, representing the residual interest in the Trust. Should the Trust fail to pay the semi-annual distributions in full on the NBC CapS-Series 1, the Bank will not declare dividends on any of its preferred shares and common shares for a specified period of time. The NBC CapS-Series 1 is not redeemable at the option of the holder.

National Bank of Canada | 2007 Annual Report

On or after June 30, 2011, the Trust may, at its option, redeem the NBC CapS-Series 1, in whole or in part, without the consent of the holders, subject to prior written notice and prior approval of the Superintendent or upon the occurrence of predetermined regulatory or tax events.

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

Each NBC CapS-Series 1 will be exchanged automatically, without the consent of the holders, for 40 First Preferred Shares, Series 18 of the Bank, upon the occurrence of any one of the following events: (i) proceedings are commenced for the winding-up of the Bank; (ii) the Superintendent takes control of the Bank; (iii) the Bank posts a Tier 1 capital ratio of less than 5% or a total capital ratio of less than 8%; or (iv) the Superintendent has directed the Bank to increase its capital or to provide additional liquidity and the Bank elects such automatic exchange or the Bank fails to comply with such direction to the satisfaction of the Superintendent. The Bank’s First Preferred Shares, Series 18 pay semi-annual non-cumulative cash dividends and will be redeemable at the option of the Bank, with the prior approval of the Superintendent, on or after June 30, 2011, but not at the option of the holders. On an automatic exchange, the Bank will hold all outstanding trust capital securities of the Trust, the main asset of which is the deposit note.

For regulatory capital purposes, $225 million of NBC CapS-Series 1 qualifies as Tier 1 capital.

National Bank of Canada | 2007 Annual Report

13 | Held for Trading Financial Liabilities

During the fiscal year ended October 31, 2007, the Bank designated certain deposits with one or more embedded derivatives as held for trading. These deposits are included under liabilities in Deposits in the Consolidated Balance Sheet.

The fair value of these deposits totalled $297 million as at October 31, 2007. The change in fair value in the amount of $5 million for the period from November 1, 2006 to October 31, 2007 was recorded as a gain in Trading revenues in the Consolidated Statement of Income. This change in fair value is entirely caused by factors other than changes in an essentially risk-free interest rate.

The amount at maturity, which the Bank will be contractually required to pay to the holders of these deposits, may vary and will be different from the fair value as at October 31, 2007.

National Bank of Canada | 2007 Annual Report

14 | Other Liabilities

	2007	2006
Interest and dividends payable	1,076	819
Income taxes payable	27	178
Future income tax liabilities (Note 20)	85	59
Trade and other payables	1,165	1,185
Due to clients, dealers and brokers	4,341	3,223
Accrued benefit liability (Note 17)	126	115
Insurance-related obligations	68	69
Subsidiaries’ debts to third parties	959	886
Accounts payable and deferred income	280	305
Other	960	723
	9,087	7,562

National Bank of Canada | 2007 Annual Report

15 | Subordinated Debentures

Subordinated debentures represent direct unsecured obligations, in the form of notes and debentures, to the Bank’s debt holders. The rights of the holders of the Bank’s notes and debentures are subordinate to the claims of depositors and certain other creditors. Approval from the Superintendent is required before the Bank can redeem its subordinated debentures in whole or in part.

During the fiscal year ended October 31, 2007, the Bank issued a total of $500 million of subordinated debentures maturing in 2016 under its Canadian Medium Term Note Program. Interest at the annual rate of 4.456% is payable semi-annually on May 2 and November 2 of each year until November 2, 2011. The Bank also redeemed a subordinated debenture in the amount of $300 million, maturing on October 31, 2012.

During the fiscal year ended October 31, 2006, the Bank issued a total of $500 million of subordinated debentures maturing in 2020 under its Canadian Medium Term Note Program. Interest at the annual rate of 4.70% is payable semi-annually on May 2 and November 2 of each year. The Bank also redeemed a subordinated debenture in the amount of $150 million, maturing on October 17, 2011.

Maturity date		Interest rate		Characteristics	Denominated in foreign currency	2007	2006

October	2012	6.25	%(1)	Redeemable since October 31, 2007		–	300
April	2014	5.70	%(2)	Redeemable since April 16, 2004		250	250
November	2016	4.456	%(3)	Not redeemable before November 2, 2011		500	–
December	2019	4.926	%(4)	Not redeemable before December 22, 2014		350	350
November	2020	4.70	%(5)	Not redeemable before November 2, 2015		500	500
February	2087	Floating	(6)	Redeemable at the Bank’s option since February 28, 1993	US 44	41	49
						1,641	1,449
Fair value adjustment(7)						(30)	–
Unamortized issue costs(8)						(6)	–
Total						1,605	1,449

(1)	Bearing interest at a rate of 6.25% until October 31, 2007, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%
(2)	Bearing interest at a rate of 5.70% until April 16, 2009, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%
(3)	Bearing interest at a rate of 4.456% until November 2, 2011, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%
(4)	Bearing interest at a rate of 4.926% until December 22, 2014, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%
(5)	Bearing interest at a rate of 4.70% until November 2, 2015, and thereafter at an annual rate equal to the 90-day bankers’ acceptance rate plus 1%
(6)	Bearing interest at an annual rate of 1/8% above LIBOR
(7)	The fair value adjustment reflects the change in the carrying value of the subordinated debentures covered by a fair value hedge.
(8)	The unamortized costs related to the issuance of the subordinated debentures represent the initial cost, net of accumulated amortization calculated using the effective interest method.

The subordinated debenture maturities are as follows:

2008 to 2012	–
2013 to 2017	750
2018 and thereafter	891

National Bank of Canada | 2007 Annual Report

16 | Non-Controlling Interest

	Denominated in foreign currency	2007	2006

300,000 preferred shares, Series A, exchangeable, non-cumulative dividends, issued by NB Capital Corporation(1)	US 300	284	337
Mutual funds consolidated in accordance with AcG-15		26	110
Other entities consolidated in accordance with AcG-15		630	117
Other		20	12
Total		960	576

(1) Annual dividend of 8.35% payable quarterly on March 30, June 30, September 30 and December 30. These preferred shares do not have voting rights. They have been redeemable at the issuer’s option since September 3, 2007. The preferred shares, whose liquidation price is US $1,000 per share, are traded on the New York Stock Exchange in the form of depositary shares representing 1/40 of each share. Each preferred share will automatically be exchanged for a new First Preferred Share, Series Z of the Bank if one of the following events occurs: (i) the Bank defaults on the dividend payment for its first preferred shares; (ii) the Bank’s Tier 1 capital ratio is less than 4% or its total capital ratio is less than 8%; or (iii) at the request of the Superintendent, in accordance with subsection 485(3) of the Bank Act (Canada).

National Bank of Canada | 2007 Annual Report

17 | Employee Future Benefits

The Bank offers defined benefit pension plans that cover substantially all salaried employees. These defined benefit plans are funded pension plans. The effective dates of the most recent actuarial valuations and the next required actuarial valuations for funding purposes are:

	Date of most recent actuarial valuation	Date of required actuarial valuation

Employee pension plan	December 31, 2006	December 31, 2009
Pension plan for designated employees	December 31, 2006	December 31, 2007
Post-Retirement Allowance Program	December 31, 2006	December 31, 2008

The Bank’s employee pension plans provide for the payment of benefits based on length of service and final average earnings of the employees covered by the plans. The Bank also offers various complementary, contributory insurance plans to eligible current and retired employees, their spouses and their dependants. However, these benefit plans are not funded.

The following tables present the Bank’s commitments and costs for these employee future benefits. The measurement date used is October 31 of each year.

	Pension benefit plans		Other benefit plans
	2007	2006	2007	2006

Accrued benefit obligation
Balance at beginning	1,942	1,772	159	136
Current service cost	54	48	6	5
Interest cost	105	99	9	8
Employee contributions	20	19	–	–
Benefits paid	(76)	(69)	(6)	(5)
Plan amendments	21	2	–	–
Actuarial losses (gains)	(173)	71	(11)	15
Balance at end	1,893	1,942	157	159

Plan assets
Fair value at beginning	1,849	1,674	–	–
Actual return on plan assets	130	177	–	–
Bank contributions	60	48	–	–
Employee contributions	20	19	–	–
Benefits paid	(76)	(69)	–	–
Fair value at end	1,983	1,849	–	–

Funded status – plan deficit	90	(93)	(157)	(159)
Unamortized net actuarial losses	193	393	31	44
Unamortized past service costs	57	44	–	–
Accrued benefit asset (liability) at end	340	344	(126)	(115)

The accrued benefit asset (liability) is presented as follows in the Consolidated Balance Sheet:

	Pension benefit plans		Other benefit plans
	2007	2006	2007	2006

Accrued benefit asset included in Other assets	340	344	–	–
Accrued benefit liability included in Other liabilities	–	–	(126)	(115)
Net amount recorded as at October 31	340	344	(126)	(115)

National Bank of Canada | 2007 Annual Report

Included in the above accrued benefit obligation and fair value of plan assets at year-end are the following amounts in respect of benefit plans with accrued benefit obligations in excess of plan assets:

	2007	2006
Fair value of plan assets	61	1,707
Accrued benefit obligation	62	1,821
Funded status – plan deficit	(1)	(114)

As at October 31, plan assets consisted of:

Asset category	2007%	2006%

Money market	6	5
Bonds	31	31
Equities	55	56
Other	8	8
	100	100

Plan assets include investment securities issued by the Bank. As at October 31, 2007, these investments totalled $155 million (2006: $129 million).

In fiscal 2007, the Bank and its subsidiaries received close to $5 million (2006: $4 million) in management fees for related management, administration and custodial services.

Elements of defined benefit expense for the years ended October 31:

	Pension benefit plans		Other benefit plans
	2007	2006	2007	2006

Current service cost	54	48	6	5
Interest cost	105	99	9	8
Actual return on plan assets	(130)	(173)	–	–
Actuarial losses (gains) on obligation	(173)	71	(11)	15
Plan amendments	21	2	–	–
Expense before adjustments to recognize the long-term nature of employee future benefits	(123)	39	4	28

Difference between expected return and actual return on plan assets for year	8	66	–	–
Difference between actuarial losses recognized for year and actual actuarial losses on accrued benefit obligation for year	192	(47)	13	(13)
Difference between amortization of past service costs for year and actual plan amendments for year	(13)	2	–	–
Defined benefit expense	64	60
Other employee future benefit expense			17	15

National Bank of Canada | 2007 Annual Report

The significant assumptions used by the Bank are as follows (weighted average):

	Pension benefit plans		Other benefit plans
	2007%	2006%	2007%	2006%

Accrued benefit obligation as of October 31
Discount rate	5.75	5.25	6.00	5.50
Rate of compensation increase	3.50	3.50	3.50	3.50

Defined benefit expense for years ended October 31
Discount rate	5.25	5.50	–	–
Expected long-term rate of return on plan assets	7.00	7.00	–	–
Rate of compensation increase	3.50	3.50	–	–

Other employee future benefit expense for years ended October 31
Discount rate	–	–	5.50	5.75
Rate of compensation increase	–	–	3.50	3.50

The Bank also offers its employees certain post-retirement and post-employment benefits, compensated leave and termination benefits (non-pension employee benefits), which are generally not funded. These benefits include health insurance, life insurance and dental insurance.

For measurement purposes, a 6.8% annual rate of increase (2006: 7.5%) in the per capita cost of covered healthcare benefits was assumed for 2007. The rate was assumed to decrease gradually to reach 5.5% in 2010 and remain at that level thereafter.

Sensitivity of key assumptions in 2007

Other benefit plans	Change in obligation	Change in expense

Impact of a 0.25% change in the assumption regarding the discount rate	5.9	0.7
Impact of a 0.25% change in the assumption regarding the rate of compensation increase	0.2	–
Impact of a 1.00% increase in the expected healthcare cost trend rate	20.3	3.8
Impact of a 1.00% decrease in the expected healthcare cost trend rate	(17.9)	(3.0)

The sensitivity analysis presented in the above table must be used with caution given that the changes are hypothetical and the changes in each significant assumption may not be linear.

Cash payments for employee future benefits for the years ended October 31 are as follows:

	2007	2006

Bank pension benefit plan contributions	51	45
Benefits paid to beneficiaries under other benefit plans	6	5

National Bank of Canada | 2007 Annual Report

18 | Capital Stock

Authorized

First preferred shares

An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $5 billion (2006: $1 billion).

Second preferred shares

15 million shares, without par value, issuable for a maximum aggregate consideration of $300 million.

Common shares

An unlimited number of shares, without par value, issuable for a maximum aggregate consideration of $3 billion.

				2007
Shares outstanding and dividends declared		Shares		Dividends
	Number of shares	$	$	Per share
First Preferred Shares
Series 15	8,000,000	200	12	1.4625
Series 16	8,000,000	200	9	1.2125
Preferred shares and dividends	16,000,000	400	21

Common shares at beginning	161,512,351	1,566
Issued pursuant to:
Dividend Reinvestment and Share Purchase Plan	292,234	18
Stock Option Plan	931,318	34
Other	100,000	6
Repurchase of common shares	(5,006,600)	(49)
Impact of shares purchased or sold for trading	(23,000)	–
Common shares at end and dividends	157,806,303	1,575	364	2.2800
Total dividends			385

				2006
Shares outstanding and dividends declared		Shares		Dividends
	Number of shares	$	$	Per share
First Preferred Shares
Series 15	8,000,000	200	12	1.4625
Series 16	8,000,000	200	9	1.2125
Preferred shares and dividends	16,000,000	400	21

Common shares at beginning	165,334,902	1,565
Issued pursuant to:
Dividend Reinvestment and Share Purchase Plan	249,298	15
Stock Option Plan	1,074,308	35
Repurchase of common shares	(5,055,520)	(48)
Impact of shares purchased or sold for trading	(90,637)	(1)
Common shares at end and dividends	161,512,351	1,566	320	1.9600
Total dividends			341

National Bank of Canada | 2007 Annual Report

Characteristics of first preferred shares (amounts in dollars)

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

Repurchase of common shares

On February 1, 2007, the Bank filed a normal course issuer bid for the repurchase and cancellation of up to 8,102,000 common shares over a 12-month period ending no later than January 31, 2008. On January 23, 2006, the Bank filed a normal course issuer bid for the repurchase and cancellation of up to 8,278,000 common shares over a 12-month period ending no later than January 22, 2007. On January 13, 2005, the Bank filed a normal course issuer bid for the repurchase and cancellation of up to 8,400,000 common shares over a 12-month period that ended January 12, 2006. Repurchases were made on the open market at market prices through the facilities of the Toronto Stock Exchange. Premiums paid above the average book value of the common shares were charged to Retained earnings. As at October 31, 2007, the Bank had completed the repurchase of 5,006,600 common shares (2006: 5,055,520) at a cost of $315 million (2006: $309 million), which reduced Common share capital by $49 million (2006: $48 million) and Retained earnings by $266 million (2006: $261 million).

Preferred shares – authorized

The preferred shares described below have been created and reserved for future issuance by the Bank under two issuances of convertible innovative capital instruments, which may be exchanged under certain conditions. As at October 31, 2007, no shares of these series had been issued or traded.

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

Series Z

One preferred share of NB Capital Corporation, a subsidiary of the Bank, will be exchanged automatically for one Preferred Share, Series Z upon the occurrence of any one of the following events: (i) the Bank defaults on the dividend payments on its first preferred shares; (ii) the Bank’s Tier 1 capital ratio is less than 4% or its total capital ratio is less than 8%; or (iii) the Superintendent has directed the Bank to increase its capital, pursuant to subsection 485(3) of the Bank Act (Canada).

Reserved common shares

As at October 31, 2007, 3,183,448 common shares were reserved under the Dividend Reinvestment and Share Purchase Plan and 15,561,130 common shares were reserved under the Stock Option Plan.

National Bank of Canada | 2007 Annual Report

Restriction on the payment of dividends

The Bank is prohibited from declaring dividends on its common or preferred shares if there are reasonable grounds for believing that the Bank would, by so doing, be in contravention of the regulations of the Bank Act (Canada) or the guidelines of the Superintendent with respect to capital adequacy and liquidity. In addition, the ability to pay common share dividends is restricted by the terms of the outstanding preferred shares pursuant to which the Bank may not pay dividends on its common shares without the approval of the holders of the outstanding preferred shares, unless all preferred share dividends have been declared and paid or set aside for payment. If NBC Capital Trust failed to pay any required distribution on the trust capital securities in full, the Bank could not declare dividends on any of its preferred or common shares. Refer to Note 12.

Dividend Reinvestment and Share Purchase Plan

Under the Dividend Reinvestment and Share Purchase Plan, holders of common shares of the Bank invest in common shares without paying a commission or administration fee. Participants in the Plan may acquire shares by reinvesting cash dividends paid on shares they hold or by making optional cash payments.

National Bank of Canada | 2007 Annual Report

19 | Stock-Based Compensation

The information below on compensation expense excludes the impact of hedging.

Stock Option Plan

The Bank offers a Stock Option Plan to officers and other designated persons of the Bank and its subsidiaries. Under the Plan, options are awarded annually and provide participants with the right to purchase common shares at an exercise price equal to the closing price of the common shares of the Bank on the Toronto Stock Exchange on the day preceding the award. The options vest evenly over a four-year period and expire 10 years from the award date or, in certain circumstances set out in the Plan, within specified time limits. The maximum number of common shares that may be issued under the Stock Option Plan is 15,561,130 as at October 31, 2007 (13,321,347 as at October 31, 2006). The maximum number of common shares reserved for a participant may not exceed 5% of the total number of Bank shares issued and outstanding.

		2007		2006
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Stock Option Plan
Outstanding at beginning	5,391,912	$41.40	5,613,970	$35.76
Awarded	1,493,504	$65.90	943,200	$61.44
Exercised	(931,318)	$32.28	(1,074,308)	$29.56
Cancelled	(183,751)	$57.21	(90,950)	$41.18
Outstanding at end	5,770,347	$48.71	5,391,912	$41.40
Exercisable at end	2,787,177	$37.86	2,494,166	$32.77

Exercise price	Outstanding	Options exercisable	Expiry date

$25.20	34,500	34,500	December 2007
$25.20	80,550	80,550	December 2008
$24.90	158,150	158,150	December 2010
$28.01	394,990	394,990	December 2011
$30.95	739,807	732,307	December 2012
$41.00	929,837	645,675	December 2013
$48.20	1,140,935	532,505	December 2014
$61.44	866,350	208,500	December 2015
$65.90	1,425,228	–	December 2016
Total	5,770,347	2,787,177

During the fiscal year ended October 31, 2007, the Bank awarded 1,493,504 stock options (2006: 943,200) with a fair value of $11.32 per option (2006: $12.81).

The fair value of options awarded was estimated on the award date using the Black-Scholes model. The following assumptions were used for accounting purposes:

	2007	2006

Risk-free interest rate	4.05%	4.18%
Expected life of options	5 years	6 years
Expected volatility	22.5%	24.0%
Expected dividend yield	3.3%	3.2%

The compensation expense recorded for these options for the year ended October 31, 2007 was $16 million (2006: $12 million).

National Bank of Canada | 2007 Annual Report

Stock Appreciation Rights (SAR) Plan

The Bank offers an SAR plan to officers and other designated persons of the Bank and its subsidiaries. Under the Plan, when participants exercise this right, they receive a cash amount equal to the difference between the closing price of the common shares of the Bank on the Toronto Stock Exchange on the day preceding the exercise date and the closing price on the day preceding the award date. SARs vest evenly over a four-year period and expire 10 years after the award date or, in certain circumstances set out in the Plan, within specified time limits. Compensation expense recognized for the year ended October 31, 2007 with respect to the Plan amounted to $2 million (2006: $3 million).

		2007		2006
	Number of SARs	Weighted average exercise price	Number of SARs	Weighted average exercise price
SAR Plan
Outstanding at beginning	306,800	$20.35	378,310	$19.84
Awarded	48,396	$65.90	5,400	$61.44
Exercised	(49,400)	$22.26	(68,935)	$19.56
Cancelled	(6,396)	$65.90	(7,975)	$30.79
Outstanding at end	299,400	$26.43	306,800	$20.35
Exercisable at end	254,646	$20.21	282,419	$18.16

Exercise price	SARs outstanding	SARs exercisable	Expiry date

$17.35	231,500	231,500	December 2009
$24.90	850	850	December 2010
$28.01	2,650	2,650	December 2011
$30.95	4,125	4,125	December 2012
$41.00	6,525	3,425	December 2013
$48.20	6,350	1,450	December 2014
$61.44	5,400	1,350	December 2015
$65.90	42,000	9,296	December 2016
Total	299,400	254,646

Deferred Stock Unit Plans

The DSU Plans are for officers and other designated persons of the Bank and its subsidiaries as well as directors. The Plans make it possible to tie a portion of the value of the compensation of participants to the future value of the Bank’s common shares. A DSU is a right that has a value equal to the closing price of a common share of the Bank on the Toronto Stock Exchange on the day preceding the award. DSUs generally vest evenly over four years. Additional DSUs are credited to the account of participants equal in amount to the dividends paid on common shares of the Bank and vest evenly over the same period as the reference DSUs. DSUs may only be cashed when the participant retires or leaves the Bank, or for a director, when his term ends. A total of 148,324 DSUs were outstanding as at October 31, 2007 (2006: 219,047). Compensation expense recognized for the year ended October 31, 2007 with respect to the Plans was $1 million (2006: $3 million).

Restricted Stock Unit Plan

The RSU Plan is for certain officers and other designated persons of the Bank and its subsidiaries. The objective of the Plan is to ensure that the compensation of certain officers is competitive and to foster retention. An RSU is a right that has a value equal to the closing price of a common share of the Bank on the Toronto Stock Exchange on the day preceding the award. RSUs generally vest evenly over three years, although some RSUs vest on the last day of the 35th month following the date of the award, the date on which all RSUs expire. Additional RSUs are credited to the account of participants equal in amount to the dividends declared on the common shares of the Bank and vest evenly over the same period as the reference RSUs. As at October 31, 2007, a total of 364,653 RSUs were outstanding (2006: 163,538). Compensation expense recognized for the year ended October 31, 2007 with respect to the Plan was $4 million (2006: $8 million).

National Bank of Canada | 2007 Annual Report

Deferred Compensation Plan of National Bank Financial

This Plan is exclusively for key employees of Individual Investor Services of National Bank Financial (NBF). The purpose of the Plan is to foster the retention of key employees and promote the growth in income and the continuous improvement in profitability at Individual Investor Services. Under the Plan, participants can defer a portion of their annual compensation and NBF may pay a contribution to key employees when certain financial objectives are met. Amounts awarded by NBF and the compensation deferred by participants are invested in, among others, Bank stock units. These stock units represent a right, the value of which corresponds to the closing price of the common shares of the Bank on the Toronto Stock Exchange on the award date. Additional units are paid to the participant’s account equal in amount to the dividends declared on the common shares of the Bank. Stock units representing the amounts awarded by NBF vest evenly over four years. When a participant retires, or in certain cases when the participant’s employment is terminated, the participant receives a cash amount representing the value of the vested stock units. As at October 31, 2007, 917,544 units were outstanding (2006: 934,249). No compensation expense was recognized for the year ended October 31, 2007 with respect to the Plan (2006: $9 million). However, an adjustment of $8 million reduced the compensation expense for the year ended October 31, 2007.

Employee Share Ownership Plan

Under the Bank’s Employee Share Ownership Plan, employees who meet the eligibility criteria can contribute up to 8% of their annual gross salary by way of payroll deductions. The Bank matches 25% of the employee contribution amount, to a maximum of $1,500 per annum. Bank contributions vest to the employee after one year of continuous participation in the Plan. Subsequent contributions vest immediately. The Bank’s contributions, amounting to $6 million in 2007 (2006: $6 million), were charged to Salaries and staff benefits when paid. As at October 31, 2007, a total of 2,499,936 common shares were held for this Plan (2006: 2,370,775).

Plan shares are purchased on the open market and are considered to be outstanding for earnings per share calculations. Dividends paid on the Bank’s common shares held for the Employee Share Ownership Plan are used to purchase other common shares on the open market.

National Bank of Canada | 2007 Annual Report

20 | Income Taxes

The Bank’s income taxes presented in the consolidated financial statements for the fiscal years ended October 31 are as follows:

	2007	2006

Consolidated Statement of Income
Income taxes	79	277

Consolidated Statement of Changes in Shareholders’ Equity
Income taxes related to:
Impact of initial adoption of financial instruments standards	13	–
Dividends on First Preferred Shares, Series 15 and 16	(8)	7
Redemption of subordinated debentures – 2001	–	10
Accumulated other comprehensive income	64	31
	69	48
Total income taxes	148	325

Consolidated Statement of Comprehensive Income
Income tax expense (recovery) for each component of Other comprehensive income
Net unrealized gains (losses) on translating financial statements of self-sustaining operations	(22)	11
Impact of hedging net foreign currency translation gains (losses)	91	20
Net unrealized gains (losses) on available for sale financial assets	23	–
Reclassification to net income of (gains) losses on available for sale financial assets	(7)	–
Net gains (losses) on derivative financial instruments designated as cash flow hedges	(26)	–
Reclassification to net income of (gains) losses on derivative financial instruments designated as cash flow hedges	5	–
	64	31

Income taxes were as follows:

	2007	2006

Current income taxes	92	304
Future income taxes relating to the inception and reversal of temporary differences	56	21
Income taxes	148	325

During fiscal 2001, the Bank redeemed a subordinated debenture convertible into common shares for a total consideration of $65 million. As a result of this redemption, a loss of $28 million, net of income taxes of $17 million, was charged to Retained earnings. In 2006, $10 million in income taxes was recognized in Retained earnings in order to record the portion not eligible for tax purposes.

The temporary differences and carryforwards resulting in future income tax assets and liabilities are as follows:

	2007	2006

Future income tax assets
Allowance for credit losses and other liabilities	247	307
Accrued benefit liability – Other benefit plans	38	36
Accumulated other comprehensive income	7	-
	292	343
Future income tax liabilities
Premises and equipment	(35)	(25)
Securitization	(45)	(41)
Accrued benefit asset – Pension benefit plans	(102)	(107)
Other	(104)	(91)
	(286)	(264)
Net balance of future income tax assets	6	79

Future income tax assets	91	138
Future income tax liabilities	(85)	(59)
	6	79

National Bank of Canada | 2007 Annual Report

Reconciliation of the Bank’s income tax rate for the years ended October 31 is as follows:

		2007		2006
	$	%	$	%

Income before income taxes and non-controlling interest	688	100.0	1,180	100.0
Income taxes at Canadian statutory income tax rate	230	33.5	395	33.5
Reduction in income tax rate due to:
Tax-exempt income from securities, mainly dividends from Canadian corporations	(86)	(12.5)	(79)	(6.7)
Capital gains	(6)	(0.9)	(1)	(0.1)
Rates applicable to subsidiaries and other entities abroad	(73)	(10.6)	(50)	(4.2)
Other items	14	2.0	12	1.0
	(151)	(22.0)	(118)	(10.0)
Income taxes reported in the Consolidated Statement of Income and effective income tax rate	79	11.5	277	23.5

National Bank of Canada | 2007 Annual Report

21 | Earnings per Share

Diluted net earnings per common share were calculated based on net income less dividends on preferred shares divided by the average number of common shares outstanding taking into account the dilution effect of stock options using the treasury stock method.

The adjustment to the average number of Common Shares does not take into account stock options whose exercise price is higher than the average price of the share for the year.

	2007	2006

Earnings per share – basic
Net income	541	871
Dividends on preferred shares	(21)	(21)
Net income available to common shareholders	520	850
Average basic number of common shares outstanding (thousands)	159,811	162,851
Earnings per share – basic	$3.25	$5.22

Earnings per share – diluted
Net income available to common shareholders	520	850
Average basic number of common shares outstanding (thousands)	159,811	162,851
Adjustment to average number of common shares (thousands)
Stock options	1,379	2,698
Average diluted number of common shares outstanding (thousands)	161,190	165,549
Earnings per share – diluted	$3.22	$5.13

National Bank of Canada | 2007 Annual Report

22 | Guarantees, Commitments and Contingent Liabilities

Guarantees

The guarantees are obligations that meet the definition of guarantee under AcG-14.

The maximum potential amount of future payments represents the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions, insurance policies or from collateral held or pledged. The maximum potential amount of future payments for significant guarantees issued by the Bank and in effect as at October 31 is presented in the following table:

	2007	2006

Letters of guarantee	1,354	1,306
Backstop liquidity facilities	105	1,410
Derivative financial instruments	730	1,063
Securities lending	754	847
Other indemnification agreements	123	146
Other guarantee	32	25

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

Backstop liquidity facilities

The Bank administers a multi-seller conduit that purchases various financial assets from clients and funds these purchases by issuing asset-backed commercial paper. The Bank provides a backstop liquidity facility to this multi-seller conduit. As at October 31, 2007, the amount of the backstop liquidity facility totalled $693 million, representing the total amount of commercial paper outstanding. At that date, the Bank held $588 million of this commercial paper and, consequently, the maximum potential amount of future payments as at October 31, 2007 was $105 million.

Prior to October 2007, this backstop liquidity facility could only be drawn if, after a general market disruption, the program were unable to access the commercial paper market. In October 2007, the Bank amended some of the terms and conditions of this backstop liquidity facility. As a result of these amendments, it can be drawn even if there is no general market disruption. This facility has a term of less than one year and can be periodically renewed. The terms and conditions of this backstop liquidity facility do not require the Bank to advance money to the conduit if it is insolvent or involved in bankruptcy proceedings or to fund non-performing assets beyond the amount of the available credit enhancement. The backstop liquidity facility provided by the Bank has not been drawn to date.

Derivative financial instruments

In the normal course of business, the Bank enters into written put options to meet the needs of its clients and for its own risk management and trading activities. Put options are contractual agreements where the Bank conveys to the purchaser the right, but not the obligation, to sell to the Bank by or before a predetermined date, a specific amount of currency, commodities or financial instruments, at a price agreed to when the option is sold. Written put options that qualify as a guarantee under AcG-14 include primarily over-the-counter currency options with companies other than financial institutions and over-the-counter stock options when it is probable that the counterparty holds the underlying securities. Most of the terms of these options vary according to the contracts, but do not generally exceed two years. As at October 31, 2007, the Bank recorded a liability of $36 million in the Consolidated Balance Sheet with respect to these written put options (2006: $35 million), representing their fair value.

Securities lending

Under securities lending agreements the Bank has entered into with certain clients who have entrusted it with the safekeeping of their securities, the Bank lends their securities to third parties and indemnifies its clients in the event of loss. In order to protect itself against any contingent loss, the Bank obtains, as security from the borrower, a cash amount or extremely liquid marketable securities with a fair value greater than that of the securities loaned. No amount has been accrued in the Consolidated Balance Sheet with respect to potential indemnities resulting from these securities lending agreements.

National Bank of Canada | 2007 Annual Report

Other indemnification agreements

In the normal course of business, including securitization activities and discontinuance of operations and activities, the Bank enters into numerous contractual agreements. Under these agreements, the Bank undertakes to compensate the counterparty for costs incurred as a result of litigation, changes in laws and regulations (including tax legislation), claims with respect to past performance, incorrect representations or the non-performance of certain restrictive covenants. Moreover, as a member of a securities transfer network and pursuant to the membership agreement and the regulations governing the operation of the network, the Bank granted a movable hypothec to the network that can be used in the event another member fails to meet its contractual obligations. The nature of certain of these commitments prevents the Bank from estimating the maximum potential liability it may be required to pay. The duration of these agreements is stipulated in each contract. The maximum potential future payments that the Bank is able to estimate is presented in the previous table and their duration does not exceed two years. No amount has been accrued in the Consolidated Balance Sheet with respect to these agreements.

Other guarantee

Pursuant to a mutual guarantee agreement required by a regulatory authority, a subsidiary of the Bank has agreed to guarantee all commitments, debts and liabilities of a company subject to significant influence to the maximum of its regulatory capital. This guarantee expires on the date the investment in the company subject to significant influence is sold, or sooner if deemed appropriate by the regulatory authority. To date, this guarantee remains undrawn and no amount has been accrued in the Consolidated Balance Sheet with respect to this agreement.

Commitments

As at October 31, 2007, minimum commitments under leases, contracts for outsourced information technology services and other leasing agreements are as follows:

	Premises	Service contracts	Equipment and furniture	Total

2008	121	208	9	338
2009	114	184	7	305
2010	106	169	4	279
2011	98	165	1	264
2012	90	62	1	153
2013 and thereafter	477	16	11	504
	1,006	804	33	1,843

Pledged assets

In the normal course of business, the Bank pledges securities and other assets as collateral for various liabilities it contracts. A breakdown of assets pledged as collateral is provided below.

As at October 31	2007	2006

Assets pledged to:
Bank of Canada	–	25
Direct clearing organizations	5,548	2,577
Assets pledged in relation to:
Derivative financial transactions	628	276
Borrowing, securities lending and securities sold under repurchase agreements	15,187	11,117
Other	71	180
Total	21,434	14,175

National Bank of Canada | 2007 Annual Report

Credit instruments

In the normal course of business, the Bank enters into various off-balance sheet commitments. The credit instruments used to meet the financing needs of its clients represent the maximum amount of additional credit the Bank could be obligated to extend if the commitments were fully drawn.

As at October 31	2007	2006

Letters of guarantee(1)	1,354	1,306
Documentary letters of credit(2)	81	102
Credit card loans(3)	5,691	5,446
Commitments to extend credit(3)
Original term of one year or less	4,694	4,680
Original term over one year	11,973	12,157

(1)	See Letters of guarantee, page 133.
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

Other commitments

The Bank acts as an investor in investment banking activities where it enters into agreements to finance external private equity funds and investments in equity and debt securities at market value at the time the agreements are signed. In connection with these activities, the Bank has commitments to invest up to $163 million as at October 31, 2007 (2006: $196 million).

Litigation

In the normal course of business, the Bank is a party in legal proceedings, many of which are related to lending activities and arise when the Bank takes measures to collect delinquent loans. The Bank is also sometimes named as a defendant or joined in class action suits filed by consumers contesting, among other things, certain transaction fees and unilateral increases in their credit card limits or who wish to avail themselves of certain provisions of consumer protection legislation. The Bank’s investment dealer subsidiary, National Bank Financial, is also a party in various legal proceedings in the normal course of business. Most of these proceedings concern Individual Investor Services and generally relate to the suitability of investments made by investors relying on the advice of their respective advisors. In the opinion of Management, based on available information and past experience, the related aggregate potential liability will not have a material unfavourable impact on the Bank’s financial position.

As a result of the events that occured in the non-bank asset-backed commercial paper (ABCP) market in August 2007, the Bank and its subsidiaries received requests for information and complaints from some of their clients relating to the role of the Bank and its subsidiaries in ABCP related transactions. To date, no litigation relating to ABCP has been commenced involving the Bank or its subsidiaries. However, if legal proceedings were to be initiated on the basis of the arguments advanced by ABCP holders to date, Management is of the opinion that the Bank and its subsidiaries would have strong defences available. Pending the resolution of the credit and liquidity issues and uncertainties affecting ABCP, it is not possible to determine the outcome of these client requests and complaints.

National Bank of Canada | 2007 Annual Report

23 | Derivative Financial Instruments

Derivative financial instruments are financial contracts whose value is derived from an underlying interest rate, exchange rate, or equity, commodity or credit instrument or index. In the normal course of business, the Bank uses derivative financial instruments for trading and asset/liability management purposes.

The main types of derivative financial instruments used are as follows:

Forwards and futures

Forwards and futures are contractual obligations to buy or deliver a specific amount of currency, interest rates, commodities or financial instruments on a specific future date at a specified price. Forwards are tailor-made agreements transacted in the over-the-counter market. Futures are traded on organized exchanges and are subject to cash margining calculated daily by clearing houses.

Swaps

Swaps are specific transactions in which two parties agree to exchange cash flows. The Bank uses the following types of swap contracts:

•	cross currency swaps are transactions in which counterparties exchange fixed rate interest payments and principal payments in different currencies;
•	interest rate swaps are transactions in which counterparties exchange fixed and floating rate interest payments, based on the notional principal value in the same currency;
•	commodity swaps are transactions in which counterparties exchange fixed and floating rate payments, based on the notional principal value of a single product;
•	equity swaps are transactions in which counterparties agree to exchange the return on one equity or group of equities for a payment based on a benchmark interest rate; and
•	credit default swaps are transactions in which one of the counterparties agrees to pay interest expenses to the other counterparty so that it can make a payment if a credit event occurs.

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

Notional amounts

Notional amounts, which are off-balance sheet items, represent the set underlying principal of a derivative financial instrument and serve as a point of reference in applying an exchange rate, interest rate, stock market price or other variable in order to determine the amount of cash flows to be exchanged. Notional amounts are presented in the following table.

National Bank of Canada | 2007 Annual Report

							2007		2006
Term to maturity	Within 3 months	3 to 12 months	1 to 5 years	Over 5 years	Total contracts	Contracts held for trading purposes	Contracts designated as hedges		Total contracts

INTEREST RATE CONTRACTS
OTC contracts
Guaranteed interest rate contracts	–	6,741	168	–	6,909	6,909	–		9,732
Swaps	14,814	24,148	67,484	20,346	126,792	113,304	13,488		118,597
Options purchased	900	1,700	1,719	25	4,344	4,344	–		11,981
Options written	3,465	5,299	1,036	231	10,031	10,031	–		13,616
Total	19,179	37,888	70,407	20,602	148,076	134,588	13,488		153,926
Exchange-traded contracts
Futures
Long positions	11,472	14,433	3,659	23	29,587	29,587	–		14,375
Short positions	504	3,282	2,709	23	6,518	6,518	–		16,202
Options purchased	20,760	8,321	–	–	29,081	29,081	–		104,273
Options written	16,123	7,956	–	–	24,079	24,079	–		97,742
Total	48,859	33,992	6,368	46	89,265	89,265	–		232,592
FOREIGN EXCHANGE CONTRACTS
OTC contracts
Forwards	4,811	1,225	288	71	6,395	6,395	–		7,304
Swaps	18,318	5,182	6,675	2,367	32,542	29,464	3,078		43,164
Options purchased	3,855	3,190	291	9	7,345	7,345	–		9,094
Options written	3,634	3,193	226	10	7,063	7,063	–		11,651
Total	30,618	12,790	7,480	2,457	53,345	50,267	3,078		71,213
Exchange-traded contracts
Futures
Long positions	572	–	–	–	572	572	–		308
Short positions	21	–	–	–	21	21	–		132
Options purchased	–	–	–	–	–	–	–		–
Options written	–	–	–	–	–	–	–		–
Total	593	–	–	–	593	593	–		440
EQUITY, COMMODITY AND CREDIT DERIVATIVE CONTRACTS
OTC contracts
Forwards	15	34	57	61	167	148	19		435
Swaps	5,586	5,796	7,922	4,602	23,906	23,906	–		13,152
Options purchased	458	1,355	4,437	1,418	7,668	7,668	–		9,021
Options written	366	1,496	4,049	1,495	7,406	7,406	–		1,729
Total	6,425	8,681	16,465	7,576	39,147	39,128	19		24,337
Exchange-traded contracts
Futures
Long positions	6,476	2,873	2,398	2	11,749	11,749	–		6,931
Short positions	3,887	2,045	93	–	6,025	6,025	–		3,635
Options purchased	874	852	325	–	2,051	2,051	–		1,046
Options written	913	388	296	–	1,597	1,597	–		849
Total	12,150	6,158	3,112	2	21,422	21,422	–		12,461
Total 2007	117,824	99,509	103,832	30,683	351,848	335,263	16,585
Total 2006	256,138	131,871	80,706	26,254	494,969	462,591	32,378	(1)	494,969

(1) Contracts held for non-trading purposes in 2006

Credit risk

Credit risk on derivative financial instruments is the risk of financial loss that the Bank assumes if a counterparty fails to honour its contractual obligations.

The Bank limits the credit risk of over-the-counter contracts by dealing with creditworthy counterparties and implementing contracts that provide for the exchange of collateral between parties where the fair value of the outstanding transactions exceeds an agreed threshold. The Bank also negotiates master netting agreements that provide for the simultaneous close-out and settling of all transactions with a given counterparty in the event of default.

In the case of exchange-traded contracts, exposure to credit risk is limited because these transactions are standardized contracts executed on established exchanges, each of which is associated with a well-capitalized clearing house that assumes the obligations of both counterparties and guarantees their performance obligations. All exchange-traded contracts are subject to initial margins and daily settlement.

The current replacement cost, which is the positive fair value of all outstanding derivative financial instruments, represents the Bank’s maximum credit risk related to derivative financial instruments as at the balance sheet date.

The credit equivalent amount is calculated by taking into account the current replacement cost of all outstanding contracts in a gain position, potential future exposure and the impact of master netting agreements. The risk-weighted amount represents the credit equivalent amount multiplied by the counterparty risk factors prescribed by the Superintendent.

National Bank of Canada | 2007 Annual Report

As at October 31, credit risk exposure on the derivative financial instruments portfolio is as follows:

					2007					2006
	Current replacement cost					Current replacement cost
	Held for trading(1)	Designated as hedges	Total	Credit equivalent	Risk- weighted amount	Held for trading(1)	Non- trading	Total	Credit equivalent	Risk- weighted amount

Interest rate contracts	581	65	646	1,308	236	481	135	616	1,202	245
Foreign exchange contracts	1,947	116	2,063	3,055	695	666	29	695	1,834	432
Equity, commodity and credit derivative contracts	1,989	–	1,989	4,975	1,494	1,008	–	1,008	2,828	721
	4,517	181	4,698	9,338	2,425	2,155	164	2,319	5,864	1,398
Impact of master netting agreements	(1,838)	(79)	(1,917)	(3,277)	(679)	(1,030)	(84)	(1,114)	(2,409)	(543)
	2,679	102	2,781	6,061	1,746	1,125	80	1205	3,455	855

(1) Exchange-traded contracts subject to daily margining requirements set by the clearing houses and forward contracts with maturities of less than 14 days are excluded from the equity calculations, in accordance with the guidelines of the Superintendant in Canada. The total positive fair value of these excluded contracts amounted to $185 million as at October 31, 2007 (2006: $114 million).

As at October 31, credit risk exposure on the derivative financial instruments portfolio is as follows:

		2007		2006
	Replacement cost	Credit equivalent	Replacement cost	Credit equivalent

OECD governments(1)	132	183	79	322
OECD banks(1)	2,551	2,819	1,603	2,370
Other	2,015	3,059	637	763
Total	4,698	6,061	2,319	3,455

(1) Organisation for Economic Co-operation and Development

National Bank of Canada | 2007 Annual Report

Fair value

The fair value of derivative financial instruments is based on quoted market prices, where available. Otherwise, fair value is determined using valuation models that incorporate assumptions based primarily on data observed in external markets, such as current market prices and the contractual prices of the underlying instruments, the time value of money, yield curves, volatility factors, and market, credit, liquidity and model risks, as well as the related administrative costs.

As at October 31, fair values are as follows:

			2007			2006
(millions of dollars)	Positive	Negative	Net	Positive	Negative	Net

CONTRACTS HELD FOR TRADING PURPOSES
Interest rate contracts
Forwards	6	4	2	4	1	3
Swaps	573	493	80	468	415	53
Options	12	1	11	16	16	–
Total	591	498	93	488	432	56
Foreign exchange contracts
Forwards	126	129	(3)	38	60	(22)
Swaps	1,715	1,161	554	605	360	245
Options	154	214	(60)	71	67	4
Total	1,995	1,504	491	714	487	227
Equity, commodity and credit derivative contracts
Forwards	85	108	(23)	38	92	(54)
Swaps	1,222	665	557	616	293	323
Options	809	544	265	413	342	71
Total	2,116	1,317	799	1,067	727	340
Total contracts held for trading purposes	4,702	3,319	1,383	2,269	1,646	623
CONTRACTS DESIGNATED AS HEDGES(1)
Interest rate contracts
Forwards	–	–	–	–	–	–
Swaps	65	108	(43)	135	47	88
Options	–	–	–	–	–	–
Total	65	108	(43)	135	47	88
Foreign exchange contracts
Forwards	–	–	–	–	–	–
Swaps	116	163	(47)	29	43	(14)
Options	–	–	–	–	–	–
Total	116	163	(47)	29	43	(14)
Equity, commodity and credit derivative contracts
Forwards	–	30	(30)	–	4	(4)
Swaps	–	–	–	–	–	–
Options	–	–	–	–	1	(1)
Total	–	30	(30)	–	5	(5)
Total – Contracts designated as hedges	181	301	(120)
– Contracts held for non-trading purposes				164	95	69
Designated as fair value hedges	179	216	(37)
Designated as cash flow hedges	2	85	(83)

Total fair value	4,883	3,620	1,263	2,433	1,741	692
Impact of master netting agreements	(1,917)	(1,917)	–	(1,127)	(1,127)	–
	2,966	1,703	1,263	1,306	614	692

(1) Contracts held for non-trading purposes in 2006

National Bank of Canada | 2007 Annual Report

24 | Hedge Accounting

Risk management

In the context of its day-to-day operations, the Bank exposes itself to certain categories of risk, especially interest rate, foreign exchange and credit risk as well as other market risks in order to generate revenues and thereby create shareholder value.

Section 3865 of the CICA Handbook, which took effect on November 1, 2006, establishes standards for when and how hedge accounting may be applied. The Bank uses derivative financial instruments as part of its risk management activities. When hedge accounting is appropriate, the hedging relationship is designated as a fair value hedge, a cash flow hedge or a foreign currency risk hedge related to a net investment in a self-sustaining foreign operation.

Fair value hedge

Fair value hedge transactions mainly use interest rate swaps to hedge changes in the fair value of an asset or liability arising from changes in market interest rates. In a fair value hedge, the change in fair value of the derivative financial instruments used as hedging items will offset the change in fair value of the hedged item. The Bank uses this strategy primarily for its securities, deposit and subordinated debenture portfolios.

For the fiscal year ended October 31, 2007, the amount representing the ineffective portion recognized as Other income in the Consolidated Statement of Income was not material. All the components of the change in fair value of the derivative financial instruments used were taken into account in assessing the effectiveness of the fair value hedge.

Cash flow hedge

Cash flow hedge transactions mainly use interest rate swaps to hedge exposure of the future cash flows related to a floating rate financial asset or liability. In a cash flow hedge, the derivative financial instruments used as a hedging item will mitigate the variability in future cash flows relating to the hedged item. The Bank uses this strategy primarily for its loan portfolios.

For the fiscal year ended October 31, 2007, an unrealized loss of $80 million was recorded in Other comprehensive income for the effective portion of changes in the fair value of derivative financial instruments designated as cash flow hedges. The amounts recognized are reclassified to Net interest income in the periods during which the variability in cash flows of the hedged item affects net interest income. Accordingly, a net loss of $15 million was reclassified to net income during the fiscal year ended October 31, 2007. An estimated net loss of $24 million included in Accumulated other comprehensive income as at October 31, 2007 is expected to be reclassified to net income during the next 12 months. The maximum period over which the Bank hedges its exposure to the variability in future cash flows is four years.

For the fiscal year ended October 31, 2007, an unrealized loss representing the ineffective portion was recognized as Other income in the Consolidated Statement of Income in the amount of $2 million. All the components of the change in fair value of the derivative financial instruments used were taken into account in assessing the effectiveness of the cash flow hedge.

Hedge of a net investment in a self-sustaining foreign operation

The Bank uses financial instruments denominated in foreign currencies to hedge the foreign exchange risk related to investments in self-sustaining foreign operations whose activities are denominated in a currency other than the Canadian dollar. In a hedge of a net investment in a self-sustaining foreign operation, the monetary items used will offset the foreign exchange gains and losses on the investments.

For the fiscal year ended October 31, 2007, unrealized foreign exchange losses of $321 million were recorded in Other comprehensive income related to the Bank’s net investment in self-sustaining foreign operations and were offset by gains of $302 million related to financial instruments designated as foreign currency risk hedges. These non-derivative financial instruments represent foreign currency denominated liabilities and totalled $1.8 billion as at October 31, 2007.

National Bank of Canada | 2007 Annual Report

25 | Interest Rate Sensitivity Position

The Bank offers a range of financial products whose cash flows are sensitive to interest rate fluctuations. Interest rate risk arises from on- and off-balance sheet cash flow mismatches. The degree of exposure is based on the size and direction of interest rate movements and on the maturity of the mismatched positions. Analyzing interest rate sensitivity gaps is one of the techniques used by the Bank to manage interest rate risk.

The following table illustrates the sensitivity of the Bank’s Consolidated Balance Sheet to interest rate fluctuations as at October 31.

							2007	2006
	Floating rate	Within 3 months	3 to 12 months	1 to 5 years	Over 5 years	Non- interest sensitive	Total	Total

Assets
Cash	–	–	–	–	–	283	283	268
Deposits with financial institutions	119	1,699	316	2	–	909	3,045	10,611
Effective yield		4.1%	5.4%	5.3%	–%
Securities	1	6,440	3,890	8,359	5,384	15,196	39,270	38,678
Effective yield		3.1%	3.9%	4.4%	4.2%
Loans	439	33,231	5,309	10,853	1,330	2,764	53,926	54,537
Effective yield		4.8%	5.7%	5.8%	5.8%
Other assets	3,206	2	–	–	–	13,353	16,561	12,707
	3,765	41,372	9,515	19,214	6,714	32,505	113,085	116,801
Liabilities and shareholders’ equity
Deposits	4,073	36,619	11,793	14,821	933	2,559	70,798	71,917
Effective yield		3.9%	3.7%	3.0%	4.9%
Other debt(1)	–	3,215	1,667	4,131	5,973	3,307	18,293	25,138
Effective yield		4.0%	5.0%	4.3%	5.0%
Subordinated debentures	–	–	41	750	850	(36)	1,605	1,449
Effective yield		–%	5.6%	4.9%	4.8%
Acceptances and other liabilities	4,338	14	27	85	86	13,202	17,752	13,509
Shareholders’ equity	–	–	200	200	–	4,237	4,637	4,788
	8,411	39,848	13,728	19,987	7,842	23,269	113,085	116,801

On-balance sheet gap	(4,646)	1,524	(4,213)	(773)	(1,128)	9,236	–	–
Derivative financial instruments	–	(25,266)	15,380	8,150	1,736	–	–	–
Total	(4,646)	(23,742)	11,167	7,377	608	9,236	–	–
Position in Canadian dollars
On-balance sheet total	(6,477)	9,975	(2,539)	(923)	(1,529)	5,392	3,899	(1,047)
Derivative financial instruments	–	(24,273)	13,964	7,902	2,247	–	(160)	3,664
Total	(6,477)	(14,298)	11,425	6,979	718	5,392	3,739	2,617
Position in foreign currency
On-balance sheet total	1,831	(8,451)	(1,674)	150	401	3,844	(3,899)	1,047
Derivative financial instruments	–	(993)	1,416	248	(511)	–	160	(3,664)
Total	1,831	(9,444)	(258)	398	(110)	3,844	(3,739)	(2,617)
Total 2007	(4,646)	(23,742)	11,167	7,377	608	9,236	–
Total 2006	(3,352)	(21,733)	9,455	14,975	3	652		–

(1) Obligations related to securities sold short and securities sold under repurchase agreements

The effective yield represents the weighted average effective yield based on the earlier of contractual repricing and maturity dates.

National Bank of Canada | 2007 Annual Report

26 | Fair Value of Financial Instruments

The following table presents the carrying values and the estimated fair values of financial assets and liabilities, except for financial instruments whose fair value is estimated to approximate their carrying value and financial instruments measured at fair value on the Consolidated Balance Sheet.

In addition, the details of the fair values of available for sale securities that do not have an active market and the fair values of derivative financial instruments are presented in Notes 3 and 23 to the consolidated financial statements, respectively.

The fair values disclosed exclude the values of assets and liabilities that are not considered financial instruments, such as premises and equipment. Due to the judgment used in applying a wide range of acceptable valuation techniques and estimates in calculating fair value amounts, fair values are not necessarily comparable among financial institutions. The calculation of estimated fair values is based on market conditions at a specific point in time and may not be reflective of future fair values.

			2007			2006
	Carrying value	Fair value	Difference	Carrying value	Fair value	Difference

Financial assets
Investment account securities	–	–	–	6,814	6,940	126
Loans	47,960	47,861	(99)	46,945	47,038	93

Financial liabilities
Deposits	70,798	70,647	151	71,917	71,933	(16)
Subordinated debentures	1,605	1,546	59	1,449	1,467	(18)

Valuation methods and assumptions

Investment account securities

The fair value of investment account securities for the fiscal year ended October 31, 2006 is presented in Note 3 to the consolidated financial statements. It is based on market prices. In the absence of an active market, it is estimated using the prices of similar securities.

Loans

The fair value of floating-rate loans is assumed to approximate their carrying value. The fair value of other loans is estimated based on a discounted cash flow calculation that uses market interest rates currently charged for similar new loans as at the balance sheet date applied to expected maturity amounts (adjusted for any prepayments).

Deposits

The fair value of fixed-rate deposits is determined by discounting the contractual cash flows using market interest rates currently offered for deposits with the same term to maturity. The fair value of deposits with no stated maturity is assumed to approximate their carrying value.

Subordinated debentures

The fair value of subordinated debentures is determined by discounting the contractual cash flows using market interest rates currently offered for similar financial instruments with the same remaining term to maturity.

National Bank of Canada | 2007 Annual Report

27 | Related Party Transactions

The Bank grants loans to its directors and officers under various conditions. Loans to eligible officers are granted under the same conditions as those applicable to loans granted to any other employee of the Bank. The principal conditions are as follows: the employee must meet the same credit requirements as a client; mortgage loans are granted at the posted rate less 2%; personal loans and credit card advances bear interest at the client rate divided by 2; and personal lines of credit bear interest at the Canadian prime rate less 3%, but never lower than Canadian prime divided by 2. The amounts granted by the Bank to its directors and officers are not material.

For personal loans, credit card advances and personal lines of credit, employees may not borrow more than 50% of their annual salary at the reduced rate. The Canadian prime rate is applied to the remainder.

Moreover, in accordance with the Bank Act (Canada), the aggregate of loans granted to an officer of the Bank, excluding a mortgage loan granted on the officer’s principal residence, cannot exceed two times the officer’s base salary.

In the normal course of business, the Bank provides various banking services and concludes contractual agreements and other transactions with companies over which it has significant influence under conditions similar to those offered to non-related third parties.

Furthermore, the Bank offers the Deferred Stock Unit Plan to directors who are not Bank employees. Please refer to Note 19 to the consolidated financial statements for more details.

National Bank of Canada | 2007 Annual Report

28 | Segment Disclosures

The Bank carries out its activities in three reportable segments, defined below. The other operating activities are grouped for presentation purposes. Each reportable segment is distinguished by services offered, type of clientele and marketing strategy. The operations of each of the Bank’s reportable segments are summarized below.

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

The accounting policies are the same as those presented in the note on accounting policies (Note 1), with the exception of the net interest income, other income and income taxes of the operating segments, which are presented on a taxable equivalent basis. Taxable equivalent basis is a calculation method that consists in grossing up certain tax-exempt income by the amount of income tax that would have been otherwise payable. The impact of these adjustments is reversed under the heading Other. Head Office expenses are allocated to each operating segment presented in the segmented results. The Bank assesses performance based on net income. Intersegment revenues are recognized at the exchange amount. Segment assets correspond to average assets directly used in segment operations.

Results by business segment

	Personal and Commercial		Wealth Management		Financial Markets		Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006

Net interest income(1)	1,365	1,330	130	128	(11)	172	(357)	(338)	1,127	1,292
Other income(1)	784	762	744	691	1,254	915	(486)	143	2,296	2,511
Total revenues	2,149	2,092	874	819	1 ,243	1,087	(843)	(195)	3,423	3,803
Operating expenses	1,298	1,295	638	601	685	617	11	33	2,632	2,546
Contribution	851	797	236	218	558	470	(854)	(228)	791	1,257
Provision for credit losses	151	121	-	-	-	4	(48)	(48)	103	77
Income (loss) before income taxes (recovery) and non-controlling interest	700	676	236	218	558	466	(806)	(180)	688	1,180
Income taxes (recovery)(1)	234	229	78	70	159	150	(392)	(172)	79	277
Non-controlling interest	-	-	5	6	45	9	18	17	68	32
Net income (loss)	466	447	153	142	354	307	(432)	(25)	541	871
Average assets	48,792	46,245	677	689	88,855	69,255	(12,286)	(9,914)	126,038	106,275

(1) Net interest income was grossed up by $127 million (2006: $122 million) and other income by $78 million (2006: $58 million) to bring the tax-exempt income earned on certain securities into line with the income earned on other financial instruments. An equivalent amount was added to income taxes. The effect of these adjustments is reversed under the heading Other.

National Bank of Canada | 2007 Annual Report

Results by geographic segment

	Canada		United States		Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Net interest income	1,110	1,229	(91)	22	108	41	1,127	1,292
Other income	1,950	2,277	131	97	215	137	2,296	2,511
Total revenues	3,060	3,506	40	119	323	178	3,423	3,803
Operating expenses	2,413	2,368	127	92	92	86	2,632	2,546
Contribution	647	1,138	(87)	27	231	92	791	1,257
Provision for credit losses	103	77	–	–	–	–	103	77
Income (loss) before income taxes and non-controlling interest	544	1,061	(87)	27	231	92	688	1,180
Income taxes	65	269	9	4	5	4	79	277
Non-controlling interest	(1)	1	26	28	43	3	68	32
Net income (loss)	480	791	(122)	(5)	183	85	541	871
Average assets	106,331	92,002	5,928	3,655	13,779	10,618	126,038	106,275

National Bank of Canada | 2007 Annual Report

29 | Acquisitions

On July 26, 2006, a subsidiary of the Bank acquired a 68% interest in Credigy Ltd. (Credigy), a privately held purchaser of and service-provider for distressed receivables of consumers mainly located in the United States and Brazil, for a total cash consideration of $57 million including direct acquisition costs. The assets acquired totalled $109 million and the liabilities assumed, including non-controlling interest, amounted to $73 million. The excess of the purchase price over the fair value of net assets of $21 million was recorded on the Consolidated Balance Sheet as goodwill. The results of Credigy have been recognized in the Consolidated Statement of Income since the July 26, 2006 acquisition date. Under the related agreements, additional cash amounts totalling approximately $19 million could be paid over the three fiscal years following the acquisition provided certain profitability objectives were met. Credigy met the financial objectives set out in the contracts for the first year and an additional cash amount of $7 million was paid to the sellers in August 2007. This amount was added to goodwill.

On June 28, 2007, a subsidiary of National Bank Financial acquired an additional 12% interest in Credigy for a cash consideration of US $9 million (CDN $10 million), thereby increasing National Bank Financial’s interest in Credigy to 80% as of that date.

On August 1, 2007, a subsidiary of the Bank acquired an additional 43% interest in a joint venture, Asset Management Finance Corporation (AMF), for a total consideration of US $60 million (CDN $64 million), bringing the total interest in AMF to be accounted for in the Bank’s consolidated financial statements to 86%. This company invests cash in the form of a revenue share interest, which provides a specific gross rate of return on investment for a specified number of years.

National Bank of Canada | 2007 Annual Report

30 | Subsequent event

On November 29, 2007, the Bank announced the signing of an agreement with Crédit Agricole (Suisse) SA under which Crédit Agricole (Suisse) SA will acquire National Bank of Canada (International) Ltd., the Bank’s subsidiary in Nassau, Bahamas. The transaction is expected to be finalized in January 2008, subject to the usual regulatory approvals.

National Bank of Canada | 2007 Annual Report

31 | Reconciliation of Canadian and United States GAAP

The consolidated financial statements of the Bank were prepared in accordance with Canadian GAAP. The principal differences that would result from the application of U.S. GAAP to net income, comprehensive income and the Consolidated Balance Sheet are summarized below.

Consolidated Statement of Income

	2007	2006

Net income per Canadian GAAP	541	871
Adjustments:
Charge for other-than-temporary impairment	5	(5)
Available for sale securities (2006: Investment account)	(48)	(11)
Fair value option	(8)	–
Derivative financial instruments and hedging	(21)	3
Limited partnerships	–	11
Income tax effect on the above items	24	–
	(48)	(2)
Net income per U.S. GAAP	493	869

Net earnings per common share – U.S. GAAP
Basic	$2.95	$5.21
Diluted	$2.93	$5.12

Consolidated Statement of Comprehensive Income

	2007	2006(1)

Comprehensive income per Canadian GAAP	449	805

Adjustment to net income above	(48)	(2)

Adjustments to other comprehensive income:
Net unrealized gains (losses) on available for sale financial assets, net of income taxes (recovery) of $(20 million) (2006: $20 million)	(38)	36
Net gains (losses) on derivative financial instruments designated as cash flow hedges, net of income taxes (recovery) of $7 million (2006: $(18 million))	15	(40)
Minimum pension liability adjustment, net of income taxes (recovery) of $4 million (2006: $(4 million))	7	(7)
	(16)	(11)
Comprehensive income per U.S. GAAP	385	792

(1) A new Consolidated Statement of Comprehensive Income was introduced under Canadian GAAP when Section 1530 was adopted on November 1, 2006.

National Bank of Canada | 2007 Annual Report

Consolidated Condensed Balance Sheet

	2007			2006
	Canadian GAAP	Variation	U.S. GAAP	Canadian GAAP	Variation	U.S. GAAP

Assets
Cash and deposits with financial institutions	3,328	40	3,368	10,879	(3)	10,876
Securities
Available for sale (2006: Investment account)	8,442	(15)	8,427	6,814	103	6,917
Held for trading	30,828	1,052	31,880	31,864	(2,387)	29,477
Securities purchased under reverse repurchase agreements	5,966	–	5,966	7,592	–	7,592
Loans	47,960	–	47,960	46,945	–	46,945
Premises and equipment	426	–	426	385	–	385
Goodwill	703	22	725	683	22	705
Other assets	15,432	6,309	21,741	11,639	3,632	15,271
Total assets	113,085	7,408	120,493	116,801	1,367	118,168

Liabilities
Deposits	70,798	–	70,798	71,917	(2)	71,915
Other liabilities	35,085	7,572	42,657	38,071	1,238	39,309
Subordinated debentures	1,605	–	1,605	1,449	18	1,467
Non-controlling interest	960	–	960	576	–	576
Total liabilities	108,448	7,572	116,020	112,013	1,254	113,267

Shareholders’ equity
Preferred shares	400	(7)	393	400	(7)	393
Common shares	1,575	24	1,599	1,566	24	1,590
Contributed surplus	32	–	32	21	–	21
Retained earnings	2,793	(8)	2,785	2,893	42	2,935
Accumulated other comprehensive income	(163)	(173)	(336)	(92)	54	(38)
Total shareholders’ equity	4,637	(164)	4,473	4,788	113	4,901

Total liabilities and shareholders’ equity	113,085	7,408	120,493	116,801	1,367	118,168

Financial instruments

With the adoption by the Bank of the standards set out in CICA Handbook Section 1530, Comprehensive Income, Section 3855, Financial Instruments – Recognition and Measurement, and Section 3865, Hedges, the methods of accounting for securities, derivative financial instruments, hedging activities and guarantees applied by the Bank were substantially harmonized with U.S. GAAP.

Available for sale securities

For the year ended October 31, 2006, in accordance with Canadian GAAP, securities held for non-trading purposes were recorded in the investment account. Under U.S. GAAP, investment account securities are separated into two categories: securities available for sale (recognized in the Consolidated Balance Sheet at fair value) and securities held to maturity (carried in the Consolidated Balance Sheet at amortized cost). For purposes of U.S. GAAP, the Bank classified substantially all investment account securities as available for sale securities. The change in unrealized gains and losses, net of income taxes, is recorded in the Consolidated Statement of Comprehensive Income.

For the year ended October 31, 2006, in accordance with Canadian GAAP, unrealized foreign currency gains and losses for monetary investment account securities were presented in the Consolidated Statement of Income. Under U.S. GAAP, this translation adjustment must be presented in the Consolidated Statement of Comprehensive Income, net of income taxes, and is an integral part of the variation in fair value of the available for sale securities described above.

For the year ended October 31, 2006, in accordance with Canadian GAAP, securities sold short that were used in hedging relationships were recorded at amortized cost. Gains and losses realized on these securities were included in the Consolidated Statement of Income concurrently with the gains and losses on the hedged items. Under U.S. GAAP, all obligations related to securities sold short must be recorded at fair value as liabilities and any changes in fair value must be accounted for in the Consolidated Statement of Income.

Available for sale securities that do not have a quoted price in an active market are presented at cost.

Impairment charge

For the year ended October 31, 2006, under Canadian GAAP, unless compelling evidence was provided to indicate otherwise, a decrease in the value of an investment was considered an other-than-temporary impairment when the carrying value exceeded the market value for a prolonged period. The factors indicating an other-than-temporary impairment under Canadian GAAP differed from those under U.S. GAAP in terms of the period during which the carrying value could exceed the market value before it was necessary to conclude that the decline in value was an other-than-temporary impairment. This period is significantly shorter under U.S. GAAP. In 2007, Canadian GAAP and U.S. GAAP both specified that a significant and prolonged decline in the fair value of an investment below its cost is objective evidence of impairment, and Canadian and U.S. GAAP were consequently harmonized.

National Bank of Canada | 2007 Annual Report

Held for trading securities

Under Canadian GAAP, effective November 1, 2006, held for trading securities transactions are recorded on the settlement date in the Consolidated Balance Sheet. Under U.S. GAAP, these transactions are recorded on the trade date in the Consolidated Balance Sheet.

Derivative financial instruments and hedging activities

For the year ended October 31, 2006, under Canadian GAAP, derivative financial instruments held for trading and instruments not eligible for hedge accounting were recorded at fair value on the Consolidated Balance Sheet. Under U.S. GAAP, all derivative financial instruments were recognized at fair value on the Consolidated Balance Sheet.

The accounting treatment for derivative financial instruments held for hedging purposes under U.S. GAAP was different from the accounting treatment for such instruments under Canadian GAAP. Under the U.S. standard, changes in the fair value of derivative financial instruments designated as fair value hedges were recorded in the Consolidated Statement of Income and were generally offset by changes in the fair value of the hedged items attributable to the hedged risk. In the case of derivative financial instruments designated as cash flow hedges, the effective portion of the changes in fair value was recorded in Other comprehensive income in the Consolidated Statement of Comprehensive Income and was reclassified to the Consolidated Statement of Income in the period or periods during which the hedged items were recognized in the Consolidated Statement of Income. The ineffective portion of the changes in fair value of a hedging item was recognized at all times in the Consolidated Statement of Income.

With the adoption of the new standards for financial instruments on November 1, 2006, Canadian GAAP was largely harmonized with U.S. GAAP, although some differences still exist. In particular, for many cash flow hedging strategies, the risk designated by the Bank under U.S. GAAP is overall risk, which includes, among other things, interest rate risk and credit risk, while only interest rate risk is designated under Canadian GAAP. Other differences may also result from the fact that certain designations under Canadian GAAP are not always eligible for hedge accounting during certain periods of the fiscal year under U.S. GAAP.

Fair value option

Under Canadian GAAP, the fair value option as described in Note 1 to the consolidated financial statements allows any financial instrument to be irrevocably designated as held for trading when it is initially recognized, provided certain limits defined by the Superintendent are respected. Under U.S. GAAP, the application of the fair value option is less widespread and can only be used to recognize certain hybrid financial instruments.

Limited partnerships

Under Canadian GAAP, some of the Bank’s investments in limited partnerships are accounted for at cost. Canadian GAAP requires the use of the equity method when the Bank exerts significant influence over the investee. Under U.S. GAAP, the equity method is used to account for investments in limited partnerships when the equity interest is at least 3% of the total ownership interest.

Employee future benefits

Under U.S. GAAP (SFAS No. 87, Employers’ Accounting for Pensions), if the accrued benefit obligation, without salary projections, exceeds the fair value of the assets of a pension plan, a liability (minimum pension liability) equivalent to the difference must be recorded in the Consolidated Balance Sheet. Recognition of an additional liability is required where the accrued benefit obligation, without salary projections, exceeds the fair value of the pension plan assets and a net accrued benefit asset is recognized on the Consolidated Balance Sheet. If it is necessary to recognize an additional liability, an amount in Other intangible assets will be recorded up to the amount of unamortized prior service cost. The excess will, if applicable, be recorded net of income taxes in Other comprehensive income.

On October 31, 2007, with the adoption of SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans must be recognized in the Consolidated Balance Sheet. Accordingly, unrecognized existing net actuarial losses and unrecognized prior service costs are recognized in Other Comprehensive Income and a liability or asset reduction for the same amounts is recorded in the Consolidated Balance Sheet. This accounting treatment is applied to each plan. The pension and other employee future benefit expense calculation remains unchanged. The adoption of SFAS No. 158 was accounted for as an adjustment to the closing balance of Accumulated other comprehensive income as at October 31, 2007. No 2006 or prior period figures were restated.

National Bank of Canada | 2007 Annual Report

Securities lending

Under U.S. GAAP (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), non-cash collateral received for securities lending transactions is recorded as assets in the Consolidated Balance Sheet, with a corresponding obligation if the contracts allow the entity to sell them or give them again as collateral. Under Canadian GAAP, non-cash collateral received for these transactions is not recorded in the Consolidated Balance Sheet.

Joint venture

Under U.S. GAAP, investments in joint ventures are accounted for using the equity method. Under Canadian GAAP, these investments are recorded using proportionate consolidation. If U.S. GAAP had been applied, available for sale securities, other assets and other liabilities would have decreased and the investment in the joint venture would have increased, but there would have been no impact on net income.

Accounting for client trades – brokerage activities

Under U.S. GAAP, securities trades for which the Bank acts as agent are recorded on the settlement date in the Consolidated Balance Sheet.

Under Canadian GAAP, for the year ended October 31, 2006, securities trades for which the Bank acted as agent for its brokerage clients were recorded on a trade date basis in the Consolidated Balance Sheet. For the year ended October 31, 2007, these trades were recorded on the settlement date in the Consolidated Balance Sheet.

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

Quantifying misstatements in financial statements

In September 2006, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that misstatements be quantified using two methods: the income statement (“rollover”) method and the balance sheet (“iron curtain”) method. Applying SAB 108 had no impact on the Bank’s consolidated financial statements.

U.S. accounting standards pending adoption

Uncertainty in income taxes

In June 2006, the FASB published FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which sets out criteria for the recognition and measurement of income tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Bank is currently assessing the impact of adoption of this new standard on its consolidated financial statements and intends to adopt FIN 48 effective November 1, 2007.

Framework for measuring fair value

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements, which applies to fiscal years beginning on or after November 15, 2007. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements in the financial statements. The Bank is currently assessing the impact of adoption of this new standard on its consolidated financial statements.

Fair value option for financial assets and liabilities

In February 2007, the FASB published SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an adjustment to SFAS No. 115, which applies to fiscal years beginning on or after November 15, 2007. SFAS No. 159 gives companies the option of measuring several financial instruments and some other items at fair value. The Bank is currently assessing the impact of adoption of this new standard on its financial statements.

National Bank of Canada | 2007 Annual Report

Statistical Review

As at October 31	2007	2006		2005		2004	2003	2002	2001	2000	1999		1998

Consolidated balance sheet data
(millions of dollars)
Cash and deposits with financial institutions	$3,328	$10,879		$10,314		$5,777	$7,047	$6,864	$5,832	$5,655	$3,561		$4,852
Securities	39,270	38,678		33,052		28,007	26,179	20,118	17,872	16,835	16,932		15,439
Securities purchased under reverse repurchase agreements	5,966	7,592		7,023		4,496	3,955	2,366	4,041	5,397	3,480		4,947
Loans	47,960	46,945		44,069		41,498	38,381	38,446	40,351	41,342	40,411		40,560
Customers’ liability under acceptances	4,085	3,725		3,242		3,076	3,334	2,988	3,593	3,640	2,962		2,658
Premises and equipment and other assets	12,476	8,982		10,270		5,643	5,730	5,249	4,277	2,958	2,455		2,207
Total assets	$113,085	$116,801		$107,970		$88,497	$84,626	$76,031	$75,966	$75,827	$69,801		$70,663
Deposits	$70,798	$71,917		$62,219		$53,432	$51,463	$51,690	$51,436	$50,473	$49,984		$48,026
Other liabilities	36,045	38,617		40,052		29,453	27,550	18,848	18,767	20,165	15,481		18,976
Subordinated debentures	1,605	1,449		1,102		1,408	1,516	1,592	1,647	1,361	1,035		966
Capital stock
Preferred	400	400		400		375	375	300	492	492	317		317
Common	1,575	1,566		1,565		1,545	1,583	1,639	1,668	1,653	1,641		1,327
Contributed surplus	32	21		13		7	2	–	–	–	–		–
Retained earnings	2,793	2,893		2,645		2,287	2,131	1,945	1,937	1,672	1,336		1,067
Accumulated other comprehensive income	(163)	(92)		(26)		(10)	6	17	19	11	7		(16)
Total liabilities and shareholders’ equity	$113,085	$116,801		$107,970		$88,497	$84,626	$76,031	$75,966	$75,827	$69,801		$70,663

Average assets	$126,038	$106,275		$90,902		$78,672	$71,810	$69,292	$69,197	$69,840	$65,784		$65,873
Average capital funds(1)	5,840	5,568		5,268		5,238	5,216	5,249	5,020	4,660	3,512		3,886

Consolidated income statement data
(millions of dollars)
Net interest income	$1,127	$1,292		$1,441		$1,363	$1,311	$1,444	$1,338	$1,190	$1,187		$1,209
Other income	2,296	2,511		2,235		2,162	2,033	1,584	1,789	1,878	1,232		1,108
Total revenues	$3,423	$3,803		$3,676		$3,525	$3,344	$3,028	$3,127	$3,068	$2,419		$2,317

Provision for credit losses	103	77		33		86	177	490	205	184	170		147
Operating expenses	2,632	2,546		2,472		2,368	2,239	2,040	1,989	2,120	1,615		1,535
Income taxes	79	277		291		318	277	150	278	239	213		239
Non-controlling interest	68	32		25		28	27	30	28	26	32		31
Income before discontinued operations and goodwill charges	$541	$871		$855		$725	$624	$318	$627	$499	$389		$365
Discontinued operations	–	–		–		–	–	111	(45)	29	36		24
Goodwill charges	–	–		–		–	–	–	19	19	8		73

Net income	$541	$871		$855		$725	$624	$429	$563	$509	$417		$316

Number of common shares
(thousands)	157,806	161,512		165,335		167,430	174,620	182,596	190,331	189,474	188,729		171,616
Number of common shareholders of record	24,780	25,531		26,235		26,961	27,865	28,549	29,766	30,795	32,048		32,902
Basic earnings per share before goodwill charges	$3.25	$5.22		$4.98		$4.10	$3.37	$2.18	$2.88	$2.65	$2.28		$2.12
Diluted earnings per share	$3.22	$5.13		$4.90		$4.05	$3.34	$2.18	$2.78	$2.54	$2.24		$1.69
Dividend per share	$2.28	$1.96		$1.72		$1.42	$1.08	$0.93	$0.82	$0.75	$0.70		$0.66
Stock trading range
High	$66.59	$65.60		$61.47		$48.78	$41.19	$34.93	$31.00	$25.25	$26.20		$31.25
Low	$50.50	$56.14		$46.39		$40.17	$29.95	$24.70	$23.00	$16.40	$17.15		$20.10
Close	$54.65	$61.25		$59.14		$48.78	$40.91	$29.39	$24.25	$24.95	$17.90		$23.05
Book value	$26.85	$27.17		$25.39		$22.87	$21.32	$19.72	$19.04	$17.60	$15.81		$13.86
Dividends on preferred shares
Series 5	–	–		–		–	–	–	–	–	–		3.9531
Series 7	–	–		–		–	–	–	–	–	–		1.0306
Series 8	–	–		–		–	–	–	–	–	–		0.9883
Series 10	–	–		–		–	–	–	2.1875	2.1875	2.1875		2.1875
Series 11	–	–		–		–	–	0.5000	2.0000	2.0000	2.0000		2.0000
Series 12	–	–		–		–	0.8125	1.6250	1.6250	1.6250	1.6250		1.6250
Series 13	–	–		1.2000		1.6000	1.6000	1.6000	1.6000	0.5447	–		–
Series 15	1.4625	1.4625		1.4625		1.4625	1.1480	–	–	–	–		–
Series 16	1.2125	1.2125		0.8089		–	–	–	–	–	–		–

Financial ratios
Return on common shareholders’ equity before goodwill charges	11.5%	20.1%		20.7%		18.8%	16.5%	11.3%	16.0%	16.0%	15.5%		14.6%
Return on average assets	0.43%	0.82%		0.94%		0.92%	0.87%	0.62%	0.80%	0.73%	0.62%		0.51%
Return on average capital funds	9.3%	15.6%		16.2%		13.8%	11.9%	9.5%	12.5%	12.4%	13.2%		9.3%
Capital ratios – BIS
Tier 1	9.0%	9.9%		9.6%		9.6%	9.6%	9.6%	9.6%	8.7%	7.7%		7.7%
Total	12.4%	14.0	%(4)	12.8	%(3)	13.0%	13.4%	13.6%	13.1%	11.4%	11.0	%(2)	10.7%

Other information
Impaired loans
(millions of dollars)	$129	$116		$117		$160	$251	$246	$591	$544	$543		$547
Number of Bank employees(5)
In Canada	11,124	11,073		11,342		11,074	11,328	11,287	11,676	11,050	11,744		11,641
Outside Canada	124	131		138		128	132	155	351	407	431		400
National Bank Financial	3,236	3,177		2,892		2,920	2,868	3,147	2,294	2,419	2,489		1,895
Branches in Canada	447	451		457		462	477	507	525	586	649		646
Banking machines	835	801		788		770	817	826	834	802	761		744

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
(5) In full-time equivalent

National Bank of Canada | 2007 Annual Report

Principal Subsidiaries

Name	Principal office address (1)	Voting and participating shares	Investment at book value (millions of dollars) (2)

National Bank Acquisition Holding Inc.	Montreal, Canada	100%	1,996
National Bank Life Insurance Company	Montreal, Canada	100%	78
National Bank Insurance Firm Inc.	Montreal, Canada	100%	9
1261095 Ontario Limited	Toronto, Canada	100%	122
National Bank Securities Inc.	Montreal, Canada	100%	24
Natcan Investment Management Inc.	Montreal, Canada	71%	16
National Bank Group Inc.	Montreal, Canada	100%	540
National Bank Financial & Co. Inc.	Montreal, Canada	100%	925
Natcan Insurance Company Limited	Bridgetown, Barbados	100%	81
Natcan Trust Company	Montreal, Canada	100%	404
National Bank Trust Inc.	Montreal, Canada	100%	161
FMI Acquisition Inc.	Montreal, Canada	100%	185
CABN Investments Inc.	Montreal, Canada	100%	1
Natcan Acquisition Holdings Inc.	Montreal, Canada	100%	273
National Bank Direct Brokerage Inc.	Montreal, Canada	100%	52
Altamira Investment Services Inc.	Toronto, Canada	100%	208
Innocap Investment Management Inc.	Montreal, Canada	75%	2
3562719 Canada Inc.	Montreal, Canada	100%	3
National Bank Realty Inc.	Montreal, Canada	100%	28
Assurances générales Banque Nationale (Gestion) Inc.	Montreal, Canada	90%	17
National Bank General Insurance Inc.	Montreal, Canada	90%	–
4166540 Canada Inc.(3)	Calgary, Canada	100%	19
NBC Invest Trust	Montreal, Canada	100%	–
4166558 Canada Inc.(3)	Calgary, Canada	100%	1,744
4166566 Canada Inc.	Calgary, Canada	100%	1
4389760 Canada Inc.	Montreal, Canada	100%	1
NB Global Trading, LLC	Delaware, United States	100%	1
Natcan Holdings International Limited	Nassau, Bahamas	100%	548
National Bank of Canada (International) Limited(4)	Nassau, Bahamas	100%	20
National Bank of Canada (Global) Limited	St. Michael, Barbados	100%	881
NB Capital Corporation	New York, United States	100%	174
NB Finance, Ltd.	Hamilton, Bermuda	100%	457
NatBC Holding Corporation	Florida, United States	100%	15
Natbank, National Association	Florida, United States	100%	–
NBC Trade Finance Limited	Hong Kong, China	100%	–
NBC Global Investment Inc.	Vancouver, Canada	100%	315

Principal Associated Company

Name	Principal office address (1)	Voting and participating shares	Investment at book value (millions of dollars) (2)

Maple Financial Group Inc.	Toronto, Canada	25.5%	162

(1) All the subsidiaries are incorporated under the laws of the province, state or country in which their principal office is located, except for NB Capital Corporation, which is incorporated under the laws of the State of Maryland, USA, and NatBC Holding Corporation and NB Global Trading, LLC, which are incorporated under the laws of the State of Delaware, USA.
(2) The investment at cost is the book value stated on an equity basis as at October 31, 2007.
(3) These two subsidiaries were merged on November 1, 2007. The resulting subsidiary is 4341589 Canada Inc.
(4) On November 29, 2007, the Bank announced the signing of an agreement to sell this company to Crédit Agricole (Suisse) SA. This transaction is expected to be finalized in January 2008.

National Bank of Canada | 2007 Annual Report