Form 10-Q
period 2008-03-31
NB CAPITAL CORP
filed 2008-05-14
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

1-866-374-8847
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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common Stock
par value $0.01 per share	100

NB CAPITAL CORPORATION

References to $ are to United States dollars; references to C$ are to Canadian dollars. On March 31, 2008, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.0265 = $1.00 and certain amounts stated herein reflect such exchange rate.

PART I. FINANCIAL INFORMATION
ITEM 1(a). Financial Statements

NB CAPITAL CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
( in thousands of U.S. dollars )	(Unaudited)

	$	$
Assets

Current assets
Cash and cash equivalents	6,779	16,887
Due from an affiliated company	11,725	11,630
Promissory notes - current portion (Note 3)	267,685	297,724
Prepaid expenses	37	36
Accrued interest on cash equivalents	1	5
Total current assets	286,227	326,282

Promissory notes (Note 3)	193,110	152,356
Total assets	479,337	478,638

Liabilities

Current liabilities
Due to the parent company	398	419
Accounts payable	82	71
Total liabilities	480	490

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	2,093	1,384
Total stockholders' equity	478,857	478,148

Total liabilities and stockholders' equity	479,337	478,638

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three-month periods ended
	March 31,
( in thousands of U.S. dollars, except per share amounts)	2008	2007

	$	$
Revenue
Interest income
Cash and cash equivalents	409	942
Promissory notes	7,039	6,973
	7,448	7,915

Expenses
Servicing and advisory fees	398	364
Legal and other professional fees	72	61
	470	425

Net income	6,978	7,490

Preferred stock dividends	6,269	6,270

Income available to common stockholders	709	1,220

Weighted-average number of common shares outstanding	100	100

Earnings per common share - basic and diluted	7	12

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Three-month periods ended
	March 31,
( in thousands of U.S. dollars )	2008	2007

	$	$
Preferred stock
Balance, beginning and end of period	3	3

Common stock and paid-in capital
Balance, beginning and end of period	476,761	476,761

Retained earnings
Balance, beginning of period	1,384	2,444
Net income	6,978	7,490
Preferred stock dividends	(6,269)	(6,270)
Balance, end of period	2,093	3,664

Total stockholders' equity	478,857	480,428

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month periods ended
	March 31,
( in thousands of U.S. dollars )	2008	2007

	$	$
Operating activities

Net income	6,978	7,490
Adjustments for :
Prepaid expenses	(1)	-
Due from an affiliated company	(95)	(8,370)
Due to the parent company	(21)	(1)
Accounts payable	11	10
Accrued interest receivable on cash equivalents	4	21
	6,876	(850)

Financing activities

Dividends	(6,269)	(6,270)
	(6,269)	(6,270)

Investing activities

Investment in promissory notes	(91,855)	(118,363)
Repayments of promissory notes	81,140	99,619
	(10,715)	(18,744)

Decrease in cash and cash equivalents	(10,108)	(25,864)
Cash and cash equivalents, beginning of period	16,887	90,212
Cash and cash equivalents, end of period	6,779	64,348

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
(in thousands of U.S. dollars)

1) Incorporation and nature of operations

NB Capital Corporation (the ‘‘Company’’) was incorporated under the laws of the State of Maryland on August 20, 1997. The Company's principal business is to acquire, hold, finance and manage mortgage assets. The Company issued, through an Offering Circular dated August 22, 1997, $300,000 of preferred stock and simultaneously, National Bank of Canada (the “Bank”), the parent company, made a capital contribution in the amount of $183,000. The Company used the aggregate net proceeds of $477,000 to acquire promissory notes issued by NB Finance, Ltd. (“NB Finance”), a wholly-owned subsidiary of the Bank.

2) Significant accounting policies

Financial statements

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

The interim financial statements for the three-month periods are unaudited, however, the financial statements include, in the opinion of management, all adjustments necessary for a fair presentation. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report for the year ended December 31, 2007 filed on Form 10-K. The interim financial statements may not be an indicator of the results anticipated in the full year.

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

Income taxes

The Company has elected to be taxed as a Real Estate Investment Trust (‘‘REIT’’) under the Internal Revenue Code of 1986, as amended, and accordingly, is generally not liable for United States federal income tax to the extent that it distributes at least 90% of its taxable income to its stockholders, maintains its qualification as a REIT and complies with certain other requirements. There is no unrecognized tax benefits.

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month periods ended  March 31, 2008 and 2007 are computed based on the number of common shares outstanding during the period.

2) Significant accounting policies (continued)

Interest on promissory notes and cash and cash equivalents

Interest income on the promissory notes and cash and cash equivalents  is accrued using the simple interest method based on the average amount of principal outstanding. The accrual of interest is discontinued when management believes that the collection of interest is doubtful.

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

 Recent accounting standards adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and is effective for the Company in fiscal 2008. The Company states that this standard does not have a material impact on its financial position or results of operations.

On September 15, 2006, the FASB issued FASB Statement No.157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in GAAP, and is applicable to other accounting pronouncements where fair value is considered to be the relevant measurement attribute. FAS 157 also expands disclosures about fair value measurements and is effective for the Company since January 1, 2008. However, the Company states that this standard does not have a material impact on its financial reporting and disclosure.

3) Promissory notes

The Company entered into loan agreements evidenced by promissory notes with NB Finance, an affiliated company. The promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from April 2008 to January 2015, at rates ranging from 5.37% to 10.15%, with a weighted average rate of approximately 5.73% per annum.

The fair value of the promissory notes as at March 31, 2008 is $470,866. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2007	$450,080
Acquisitions	91,855
Principal repayments	(81,140)
Promissory notes as of March 31, 2008	$460,795

The scheduled principal repayments on a year end basis as of March 31, 2008 are as follows:

2008	$232,644	2013	$5,627
2009	$139,142	2014	$2,722
2010	$20,689	2015	$8,521
2011	$33,530
2012	$17,920

4) Transactions with an affiliated company

During the three-month periods ended March 31, 2008 and March 31, 2007, the Company earned interest from NB Finance on the Promissory notes in the amount of $7,039 ($6,973 in 2007) (see Note 3).

The amount of $11,725 due from an affiliate as of March 31, 2008 and $11,630 as of December 31, 2007 represents interest and principal repayments due on the promissory notes from NB Finance.

5) Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month periods ended March 31, 2008 and March 31, 2007, fees of $25 ($25 in 2007) were charged to the Company.

Servicing agreement
The Bank services and administers the promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month periods ended March 31, 2008 and March 31, 2007, the average outstanding balance of the collateralized mortgage loans were $530,393 and $508,662 respectively. During the three-month periods ended March 31, 2008 and March 31, 2007, fees of $373 ($339 in 2007), were charged to the Company.

Custodial agreement
The Bank holds all documents relating to the collateralized mortgage loans. During the three-month periods ended March 31, 2008 and March 31, 2007, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents
The Company received interest on cash and cash equivalents held with the Bank for the three-month periods ended March 31, 2008 and March 31, 2007 in the amounts of $409 and $942 respectively.

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

ITEM 1(b).  NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of the Company states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank. Below is the summarized financial information for the Bank for the first quarter of its 2008 fiscal year which ended January 31, 2008.

Highlights

Quarter ended January 31 (unaudited)			%
	2008	2007	Change
Operating results
(millions of Canadian dollars)
Total revenues	$929	$989	(6)
Net income	255	240	6
Return on common shareholders' equity	22.9%	20.7%
Per common share
Earnings - basic	$1.58	$1.45	9
Earnings - diluted	1.58	1.43	10
Dividends declared	0.62	0.54	15
Book value	28.13	28.34	(1)
Stock trading range
High	54.25	66.59
Low	45.15	61.36
Close	50.53	64.29

Financial position	January 31	October 31
(millions of Canadian dollars)	2008	2007

Cash resources and securities	56,262	48,564	16
Loans and acceptances	52,095	52,045	0
Other assets	11,767	12,476	(6)
Total assets	$120,124	$113,085	6

Deposits	73,122	70,798	3
Other liabilities	38,833	35,085	11

Subordinated debentures	1,656	1,605	3
Non-controlling interest	1,664	960	73

Preferres shares	400	400	-
Common shares	1,590	1,575	1
Contributed surplus	33	32	3
Retained earnings	2,941	2,793	5
Accumulated other comprehensive income (loss)	(115)	(163)	(29)
Total liabilities and shareholder's equity	$120,124	$113,085	6

Capital ratios - BIS under Basel II
Tier 1	9.3%
Total	12.9%
Capital ratios - BIS under Basel I
Tier 1	9.8%	9.0%
Total	13.5%	12.4%

Impaired loans, net of specific and general allowances	(168)	(179)
as a % of loans and acceptances	(0.3)%	(0.3)%

Assets under administration/management	233,835	239,028

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the first quarter ended March 31, 2008, compared to the same period in 2007. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month periods ended March 31, 2008 and March 31, 2007, the Company reported net income of $6,978 and $7,490 respectively. Revenues for the three-month periods ended March 31, 2008 and March 31, 2007, which were comprised of interest income on promissory notes and cash and cash equivalents, were $7,448 and $7,915 respectively, and expenses were $470 and $425 respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-five percent of revenues for the three-month period ended March 31, 2008 and eighty-eight percent of revenues for the three-month period ended March 31, 2007 were derived from the Mortgage Assets issued by NB Finance. The proportion of revenues derived from the Mortgage Assets was higher than the corresponding period of 2007, due to the decrease in the interest rate revenues on cash equivalents. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 46 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues results from interest on cash equivalents. These revenues derived from the interest on cash equivalents are lower in 2008 than 2007 due to a decrease in the amount of the deposit and in the interest rate on term deposits held in New York (approximate average deposit of $57,693 with a rate ranking from 1.75% to 3.75% in the first quarter of 2008 versus approximate average deposit of $84,500 with a rate of 4.75% in the first quarter of 2007). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month periods ended March 31, 2008 and March 31, 2007 totaled $470 and $425 respectively, of which $398 and $364, respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $72 and $61 for the three-month periods ended March 31, 2008 and March 31, 2007 respectively.

During the three-month periods ended March 31, 2008 and March 31, 2007, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,269 and $6,270 respectively on its Adjustable Rate Cumulative Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. Such dividends were paid on March 31, 2008 and March 30, 2007.

Capital Resources and Liquidity
(in thousands of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of March 31, 2008, $460,795 Mortgage Assets issued by NB Finance were collateralized by C$642,606 ($575,994) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of March 31, 2008, the Company had cash and cash equivalents of $6,779 representing 1.41% of total assets, compared to $64,348 representing 13.38% of total assets and $16,887 representing 3.53% of total assets, as of March 31, 2007 and as of December 31, 2007 respectively. The cash and cash equivalents decreased because the Company increased its investments in promissory notes issued by NB Finance. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company made a purchase of additional Mortgage Assets on March 26, 2008.

The Company’s primary business is to invest in Promissory notes issued by NB Finance and then receive repayments of capital and interest on a monthly basis. For the three-month periods ended March 31, 2008 and March 31, 2007, the Company invested $91,855 and $118,363, respectively, into Promissory notes and received $81,140 and $99,619, respectively, in repayments of capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the market risks faced by the Company since December 31, 2007. For information regarding the Company’s risks refer to the information under the caption ‘‘Disclosure About Market Risk’’ below and to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

See Item 4T.

ITEM 4T. CONTROLS AND PROCEDURES

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2008, under the supervision and with the participation of our President and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 28, 2008, the Company revised its Code of Business Conduct and Ethics to change one of the officers to whom any questions regarding the Code of Business Conduct and Ethics can be forwarded and any complaints or concerns under the Company’s accounting, audit matters or violation of the law can be submitted as well as other minor changes to the wording of the Code. The Company is attaching the revised Code of Business Conduct and Ethics as an exhibit to this quarterly report.

ITEM 6. EXHIBITS

Exhibit No.	Description

11	Computation of Earnings Per Share

14	Code of Business Conduct and Ethics

31.1	Certification of Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB CAPITAL CORPORATION

Date : May 14, 2008	/s/ Donna Goral
Donna Goral
Chairman of the Board and President

Date : May 14, 2008	/s/ Jean Dagenais
Jean Dagenais
Chief Financial Officer