Form 10-Q
period 2008-06-30
NB CAPITAL CORP
filed 2008-08-01
CIK 1049551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

1-866-517-5455
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
Large Accelerated Filer        ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒        Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1st, 2008
Common Stock par value $0.01 per share	100

NB CAPITAL CORPORATION

Index

Page
Part I. FINANCIAL INFORMATION:

Item 1(a). Financial Statements

Balance Sheets –
As of June 30, 2008 and December 31, 2007	1

Statements of Income –
For the three-month and six-month periods ended June 30, 2008 and 2007	2

Statements of Stockholders’ Equity –
For the three-month and six-month periods ended June 30, 2008 and 2007	3

Statements of Cash Flows –
For the six-month periods ended June 30, 2008 and 2007	4

Notes to the financial statements	5

Item 1(b). National Bank of Canada Summarized Financial Information	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

Part II. OTHER INFORMATION :

Item 5. Other Information	12

Item 6. Exhibits	13

References to $ are to United States dollars; references to C$ are to Canadian dollars. On June 30, 2008, the Canadian dollar exchange rate posted by the Bank of Canada was C$1.0197 = $1.00 and certain amounts stated herein reflect such exchange rate.

PART I. FINANCIAL INFORMATION
ITEM 1(a). Financial Statements

NB CAPITAL CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
( in thousand of U.S. dollars )	(Unaudited)

	$	$
Assets

Current assets
Cash and cash equivalents	34,737	16,887
Due from an affiliated company	18,203	11,630
Promissory notes - current portion (Note 3)	244,296	297,724
Prepaid expenses	16	36
Accrued interest on cash equivalents	4	5
Total current assets	297,256	326,282

Promissory notes (Note 3)	182,972	152,356
Total assets	480,228	478,638

Liabilities

Current liabilities
Due to the parent company	404	419
Accounts payable	53	71
Total liabilities	457	490

Stockholders' equity

Capital stock and Additional paid-in capital	476,764	476,764

Retained earnings	3,007	1,384

Total stockholders' equity	479,771	478,148

Total liabilities and stockholders' equity	480,228	478,638

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
( in thousand of U.S. dollars, except per share amounts)	2008	2007	2008	2007

	$	$	$	$
Revenue
Interest income
Cash and cash equivalents	86	759	495	1,701
Promissory notes	7,579	7,614	14,618	14,587
	7,665	8,373	15,113	16,288

Expenses
Servicing and advisory fees	404	387	802	751
Legal and other professional fees	79	92	151	153
	483	479	953	904

Net income	7,182	7,894	14,160	15,384

Preferred stock dividends	6,268	6,270	12,537	12,540

Income available to common stockholders	914	1,624	1,623	2,844

Weighted-average number of common shares outstanding	100	100	100	100

Earnings per common share - basic and diluted	9	16	16	28

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
( in thousands of U.S. dollars )	2008	2007	2008	2007

	$	$	$	$
Preferred stock
Balance, beginning and end of period	3	3	3	3

Common stock and paid-in capital Balance, beginning and end of period	476,761	476,761	476,761	476,761

Retained earnings
Balance, beginning of period	2,093	3,664	1,384	2,444
Net income	7,182	7,894	14,160	15,384
Preferred stock dividends	(6,268)	(6,270)	(12,537)	(12,540)
Balance, end of period	3,007	5,288	3,007	5,288

Total stockholders' equity	479,771	482,052	479,771	482,052

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month periods ended
	June 30,
( in thousand of U.S. dollars )	2008	2007

	$	$
Operating activities

Net income	14,160	15,384
Adjustments for :
Prepaid expenses	20	14
Due from an affiliated company	(6,573)	(9,929)
Due to the parent company	(15)	22
Accounts payable	(18)	(10)
Accrued interest receivable on cash equivalents	1	23
	7,575	5,504

Financing activities

Dividends	(12,537)	(12,540)
	(12,537)	(12,540)
Investing activities

Investment in promissory notes	(155,789)	(191,298)
Repayments of promissory notes	178,601	200,116
	22,812	8,818

Increase in cash and cash equivalents	17,850	1,782
Cash and cash equivalents, beginning of period	16,887	90,212
Cash and cash equivalents, end of period	34,737	91,994

See accompanying notes to the financial statements.

NB CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
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

Per share data

Basic and diluted earnings per share with respect to the Company for the three-month and six-month periods ended June 30, 2008 and 2007 are computed based on the number of common shares outstanding during the period.

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

 Recent accounting standards adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 was effective at the beginning of the fiscal year that began after November 15, 2007, and is effective for the Company in fiscal 2008. The implementation of this standard did not have a material impact on the financial position or results of operations of the Company.

On September 15, 2006, the FASB issued FASB Statement No.157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in GAAP, and is applicable to other accounting pronouncements where fair value is considered to be the relevant measurement attribute. FAS 157 also expands disclosures about fair value measurements and is effective for the Company since January 1, 2008. The implementation of this standard did not have a material impact on the financial reporting and disclosure of the Company.

3) Promissory notes

The Company entered into loan agreements evidenced by promissory notes with NB Finance, an affiliated company. The promissory notes are collateralized by mortgage loans which are secured by residential first mortgages and insured by the Canada Mortgage and Housing Corporation.

The promissory notes have maturities ranging from July 2008 to January 2015, at rates ranging from 5.84% to 10.15%, with a weighted average rate of approximately 6.85% per annum.

The fair value of the promissory notes as at June 30, 2008 is $434,895. Fair value is estimated by using the present value of expected future cash flows and may not be indicative of the net realizable value.

Promissory notes as of December 31, 2007	$ 450,080
Acquisitions	155,789
Principal repayments	(178,601)
Promissory notes as of June 30, 2008	$ 427,268

The scheduled principal repayments on a year end basis as of June 30, 2008 are as follows:

2008	$ 162,016	2013	$ 5,324
2009	$ 141,824	2014	$ 2,514
2010	$ 35,057	2015	$ 8,487
2011	$ 44,225
2012	$ 27,821

4) Transactions with an affiliated company

During the three-month and six-month periods ended June 30, 2008 and June 30, 2007, the Company earned interest from NB Finance on the Promissory notes in the amount of $7,579 ($7,614 in 2007) and $14,618 ($14,587 in 2007) (see Note 3).

The amount of $18,203 due from an affiliate as of June 30, 2008 and $11,630 as of December 31, 2007 represents interest and principal repayments due on the promissory notes from NB Finance.

5) Transactions with the parent company

The Company has entered into agreements with the Bank in relation to the administration of the Company's operations. The agreements are as follows:

Advisory agreement
In exchange for a fee equal to $100 per year, payable in equal quarterly installments, the Bank will furnish advice and recommendations with respect to all aspects of the business and affairs of the Company. During the three-month and six-month periods ended June 30, 2008 and June 30, 2007, fees of $25 ($25 in 2007) and $50 ($50 in 2007) were charged to the Company.

Servicing agreement
The Bank services and administers the promissory notes and the collateralized mortgage loans and performs all necessary operations in connection with such servicing and administration in exchange for a monthly fee based upon the outstanding balance of the collateralized mortgage.

The monthly fee equals one-twelfth (1/12) of 0.25% per annum of the aggregate outstanding balance of the collateralized mortgage loans as of the last day of each calendar month. For the three-month and six-month periods ended June 30, 2008 and June 30, 2007, the average outstanding balance of the collateralized mortgage loans were $551,733 ($511,072 in 2007) and $541,063 ($509,867 in 2007) respectively. During the three-month and six-month periods ended June 30, 2008 and June 30, 2007, fees of $379 ($362 in 2007) and $752 ($701 in 2007), were charged to the Company.

Custodial agreement
The Bank holds all documents relating to the collateralized mortgage loans. During the three-month and six-month periods ended June 30, 2008 and June 30, 2007, no fee was charged to the Company for custodial services.

Interest on cash and cash equivalents
The Company received interest on cash and cash equivalents held with the Bank for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 in the amounts of $86 ($759 in 2007) and $495 ($1,701 in 2007) respectively.

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

7) Subsequent event

On July 24, 2008, the Company has announced the redemption of all of its outstanding 8.35% Non-Cumulative Exchangeable Preferred Stock, Series A and all of its outstanding Depositary Shares, each of which are listed on the New York Stock Exchange, on September 30, 2008. Each share of Series A Preferred Stock and each Depositary Share will be redeemed for a cash payment of 103.7575% of its liquidation price. As a result, the redemption price for the Series A Preferred Stock will be approximately $1,037.85 per share and the redemption price for the Depository Shares will be approximately $25.94 per share.

ITEM 1(b).  NATIONAL BANK OF CANADA SUMMARIZED FINANCIAL INFORMATION

Note 6 of the Notes to the Financial Statements of the Company states that each Series A Preferred Share is exchangeable, upon the occurrence of certain events, for one newly issued 8.45% Noncumulative First Preferred Share, Series Z, of the Bank. Below is the summarized financial information for the Bank for the second quarter of its 2008 fiscal year which ended April 30, 2008.

Highlights

(unaudited)	Quarter ended April 30			Six months ended April 30
			%			%
Operating results	2008	2007	Change	2008	2007	Change
(millions of Canadian dollars)
Total revenues	$ 887	$ 1,021	(13)	$ 1,816	$ 2,010	(10)
Net income	165	233	(29)	420	473	(11)
Return on common shareholders ' equity	14.3%	20.3%		18.6%	20.5%

Per common share
Earnings - basic	$ 1.01	$ 1.42	(29)	$ 2.59	$ 2.87	(10)
Earnings - diluted	1.00	1.40	(29)	2.58	2.83	(9)
Dividends declared	0.62	0.54	15	1.24	1.08	15
Book value				28.76	28.92	(1)
Stock trading range
High	53.73	65.87		54.25	66.59
Low	44.39	61.96		44.39	61.36
Close	53.73	61.96		53.73	61.96

Financial position	April 30	October 31
(millions of Canadian dollars)	2008	2007
Cash resources and securities	58,359	48,564	20
Loans and acceptances	54,032	52,045	4
Other assets	11,217	12,476	(10)
Total assets	$ 123,608	$ 113,085	9

Deposits	70,370	70,798	(1)
Other liabilities	44,589	35,085	27

Subordinated debentures	1,683	1,605	5
Non-controlling interest	1,840	960	92

Preferres shares	573	400	43
Common shares	1,599	1,575	2
Contributed surplus	34	32	6
Retained earnings	2,998	2,793	7
Accumulated other comprehensive income (loss)	(78)	(163)	(52)
Total liabilities and shareholder's equity	$ 123,608	$ 113,085	9

Capital ratios - BIS under Basel II
Tier 1	9.2%
Total	13.3%
Capital ratios - BIS under Basel I
Tier 1	9.9%	9.0%
Total	14.3%	12.4%

Impaired loans, net of specific and general allowances	(174)	(179)
as a % of loans and acceptances	(0.3)%	(0.3)%

Assets under administration/management	237,165	239,028

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition and liquidation / cash flows for the second quarter ended June 30, 2008, compared to the same period in 2007. This discussion should be read in connection with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Critical accounting policies

We believe that there are no critical accounting policies in connection with the preparation of the financial statements of the Company.

Results of operations
(in thousands of U.S. dollars)

For the three-month and six-month periods ended June 30, 2008 and June 30, 2007, the Company reported net income of $7,182 ($7,894 in 2007) and $14,160 ($15,384 in 2007) respectively. Revenues for the three-month and six-month periods ended June 30, 2008 and June 30, 2007, which were comprised of interest income on promissory notes and cash and cash equivalents, were $7,665 ($8,373 in 2007) and $15,113 ($16,288 in 2007) respectively, and expenses were $483 ($479 in 2007) and $953 ($904 in 2007) respectively. Since the Company has elected to be taxed as a REIT, no income tax was recorded during the period.

Ninety-nine percent of revenues for the three-month period ended June 30, 2008 and ninety-one percent of revenues for the three-month period ended June 30, 2007 were derived from the Mortgage Assets issued by NB Finance. Ninety-seven percent of revenues for the six-month period ended June 30, 2008 and ninety percent of revenues for the six-month period ended June 30, 2007 were derived from the Mortgage Assets issued by NB Finance. The proportion of revenues derived from the Mortgage Assets was higher than the corresponding period of 2007, due to the decrease in the interest rate revenues on cash equivalents. The Mortgage Assets issued by NB Finance are collateralized by the “Mortgage Loans” that consist of 43 pools of residential first mortgages insured by the Canada Mortgage and Housing Corporation and which are secured by real property located in Canada. The balance of the revenues results from interest on cash equivalents. These revenues derived from the interest on cash equivalents are lower in 2008 than 2007 due to a decrease in the amount of the deposit and in the interest rate on term deposits held in New York (approximate average deposit of $20,353 with a rate ranking from 1.50% to 1.75% in the second quarter of 2008 versus approximate average deposit of $63,901 with a rate of 4.75% in the second quarter of 2007). The Company believes that the majority of revenues will continue to be generated by the Mortgage Assets issued by NB Finance.

Expenses for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 totaled $483 ($479 in 2007) and $953 ($904 in 2007) respectively, of which $404 ($387 in 2007) and $802 ($751 in 2007), respectively, represent servicing and advisory fees paid to the Bank, the Company’s direct parent, pursuant to the Servicing Agreement between the Bank and the Company (the “Servicing Agreement”) and the Advisory Agreement between the Bank and the Company (the “Advisory Agreement”), whereby the Bank performs all necessary operations in connection with administering the Mortgage Assets issued by NB Finance and the Mortgage Loans. Expenses other than servicing and advisory fees paid to the Bank were legal and professional fees, including payments to the transfer agent, and totaled $79 ($92 in 2007) and $151 ($153 in 2007) for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 respectively.

During the three-month and six-month periods ended June 30, 2008 and June 30, 2007, the Board of Directors of the Company authorized dividends, in the aggregate, of $6,268 ($6,270 in 2007) and $12,537 ($12,540 in 2007) respectively on its Adjustable Rate Cumulative Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares. Such dividends were paid on June 30, 2008 and June 29, 2007.

Capital Resources and Liquidity
(in thousand of U.S. dollars)

The Company’s revenues are derived from interest payments from the Mortgage Assets. As of June 30, 2008, $427,268 Mortgage Assets issued by NB Finance were collateralized by C$589,442 ($534,085) of Mortgage Loans. The Company believes that the amounts generated from the payment of interest and principal on such Mortgage Loans will provide more than sufficient funds to make full payments with respect to the Mortgage Assets issued by NB Finance and that such payments will provide the Company with sufficient funds to meet its operating expenses and to pay quarterly dividends on the Senior Preferred Shares (see Note 6 of Financial Statements) and the Series A Preferred Shares (see Note 6 of Financial Statements) and, accordingly, the Depository Shares (see Note 6 of Financial Statements). To the extent that the cash flow from its Mortgage Assets exceeds those amounts, the Company will use the excess to fund the acquisition of additional Mortgage Assets and make distributions on the Common Stock.

The Company does not require any capital resources for its operations and, therefore, it is not expected to acquire any capital assets in the foreseeable future.

As of June 30, 2008, the Company had cash and cash equivalents of $34,737 representing 7.23% of total assets, compared to $91,994 representing 19.07% of total assets and $16,887 representing 3.53% of total assets, as of June 30, 2007 and as of December 31, 2007 respectively. The liquidity level is sufficient for the Company to pay fees and expenses pursuant to the Servicing Agreement and the Advisory Agreement. The Company made purchases of additional Mortgage Assets on March 26, 2008 and May 15, 2008.

The Company’s primary business is to invest in Promissory notes issued by NB Finance and then receive repayments of capital and interest on a monthly basis. For the six-month periods ended June 30, 2008 and June 30, 2007, the Company invested $155,789 and $191,298, respectively, into Promissory notes and received $178,601 and $200,116, respectively, in repayments of capital.

The Company’s principal short-term and long-term liquidity needs are to pay quarterly dividends on the Senior Preferred Shares and the Series A Preferred Shares and, accordingly, the Depository Shares, to pay fees and expenses of the Bank pursuant to the Servicing Agreement and the Advisory Agreement, and to pay advisors, if any, of the Company.

The Company has announced that its board of directors has authorized on July 24, 2008, the redemption of all of its outstanding 8.35% Non-Cumulative Exchangeable Preferred Stock, Series A and all of its outstanding Depositary Shares on September 30, 2008. Each share of Series A Preferred Stock and each Depositary Share will be redeemed for a cash payment of 103.7575% of its liquidation price. As a result, the redemption price for the Series A Preferred Stock will be approximately $1,037.85 per share and the redemption price for the Depositary Shares will be appoximately $25.94 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

See Item 4T.

ITEM 4T. CONTROLS AND PROCEDURES

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2008, under the supervision and with the participation of our President and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

NB CAPITAL CORPORATION

Date : August 1st, 2008	/s/ Donna Goral
Donna Goral
Chairman of the Board and President

Date : August 1st, 2008	/s/ Jean Dagenais
Jean Dagenais
Chief Financial Officer